Form 10QSB
period 1994-09-30
NATIONAL CAPITAL MANAGEMENT CORP
filed 1994-11-14
CIK 826495

SECURITIES AND EXCHANGE COMMISSION

                 WASHINGTON, DC 20549

                     FORM 10-QSB

[ X ]      Quarterly Report Pursuant to Section  13  or
     15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1994

                          or

[   ]      Transition Report Pursuant to Section 13  or
     15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission file number 0-16819

       National Capital Management Corporation
(Exact name of registrant as specified in its charter)

          Delaware                      94-3054267
(State  or  other  jurisdiction  of     (I.R.S.Employer
Identification
incorporation or organization)      Number)

50 California Street, San Francisco,   CA       94111
(Address of principal executive offices)     (Zip Code)
Registrant's  telephone  number,  including  area  code
(415)  989-2661
Former name, former address and former fiscal year, if changed from last report

Check whether the issuer (1) filed all reports required
to  be  filed by Section 13 or 15(d) of the  Securities
Exchange  Act  during the past 12 months (or  for  such
shorter period that the registrant was required to file
such  reports), and (2) has been subject to such filing
requirements for the past 90 days.
               Yes   X          No
  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
     PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check  whether  the registrant has filed all  documents
and reports required to be filed by Sections 12, 13  or
15(d)  of  the  Exchange Act after the distribution  of
securities under a plan confirmed by a court.
               Yes              No
         APPLICABLE ONLY TO CORPORATE ISSUERS
State  the number of shares outstanding of each of  the
issuer's  classes of common equity, as  of  the  latest
practical date.
         Common                   5,019,257
          Class            Outstanding at November 11, 1994

PART 1.  FINANCIAL INFORMATION
     NATIONAL CAPITAL MANAGEMENT CORPORATION
      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Unaudited)

                                                   September 30,  December 31,
                                                        1994          1993
ASSETS
Current assets:
 Cash and cash equivalents                         $  1,097,467  $  2,872,925
 Accounts receivable, less allowance for doubtful
  accounts of $99,875 and $100,485 at September
  30, 1994 and December 31, 1993, respectively          829,745       933,127
 Notes receivable                                           -         938,500
 Inventories                                          2,160,882     1,810,721
 Purchased insurance policies                           821,500           -
 Other current assets                                   224,932       312,670
Total current assets                                  5,134,526     6,867,943
Rental properties, less accumulated depreciation
 of $3,163,949 and $2,872,392 at September 30,
 1994 and December 31, 1993, respectively            11,283,005    15,512,469
Property and equipment, less accumulated
 depreciation of $43,357 and $28,065 at September
 30, 1994 and December 31, 1993, respectively           100,256        77,813
Other assets                                          1,047,344       550,672
Total assets                                       $ 17,565,131  $ 23,008,897

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                  $    759,899  $    922,660
 Revolving line of credit                                35,000           -
 Accrued liabilities                                  1,245,127     1,105,205
 Deferred gain on sale of real property                     -         938,500
 Current portion of long-term debt                    1,514,588     1,745,895
Total current liabilities                             3,554,614     4,712,260
Long-term debt                                        4,631,329     7,766,382
Total liabilities                                     8,185,943    12,478,642
Common stock repurchase obligation                      175,000           -
Shareholders' equity:
 Preferred stock, $0.01 par value, 3,000,000
  shares authorized,no shares issued or outstanding         -             -
 Common stock, $0.01 par value, 20,000,000 shares
  authorized,5,019,257 shares issued and
  outstanding                                            54,289        54,289
 Additional paid-in capital                          23,516,649    23,673,649
 Accumulated deficit                                (13,693,125   (12,662,183)
 Treasury stock                                        (643,625)     (535,500)
Total shareholders' equity                            9,234,188    10,530,255
Total liabilities and shareholders' equity         $ 17,595,131  $ 23,008,897

      NATIONAL CAPITAL MANAGEMENT CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (Unaudited)
                             For the Three Months      For the Nine Months
                              Ended September 30        Ended September 30
                                1994       1993          1994        1993
Revenues:
 Real estate properties      $  765,914  $1,328,642  $ 2,863,013  $ 3,871,612
 Industrial products sales    1,170,841   1,423,773    4,169,200    5,333,617
 Gain on sale of real property      -           -        938,500          -
 Interest                        16,255      10,137       66,612       40,874
 Other income                       -           547        6,282       54,399
Total revenues                1,953,010   2,763,099    8,043,607    9,300,502
Costs and expenses:
 Real estate property
   operations:
  Operations and maintenance    420,512     740,081    1,536,986    2,058,817
  Property taxes and insurance  100,132     183,619      373,754      534,876
  Depreciation and              186,004     238,993      617,411      718,983
   amortization
  Interest                      135,039     298,560      556,133      890,225
  Total real estate property
   costs and expenses           841,687   1,461,253    3,084,284    4,202,901
 Industrial products
   operations:
  Cost of sales                 994,171   1,226,613    3,523,591    4,349,777
  Selling and administrative    234,514     203,326      851,178    1,096,251
  Depreciation                    4,648       4,648       13,943       14,844
  Total industrial products
   costs and expenses          1,233,333   1,434,587   4,388,712    5,460,872
 Viatical settlement expenses   370,444         -        634,033          -
 General and administrative     335,726     324,586      954,349      934,782
 Interest expense-other           4,390       4,000       13,171       12,000
Total costs and expenses      2,785,580   3,224,426    9,074,549   10,610,555
Net loss                     $ (832,570) $ (461,327) $(1,030,942) $(1,310,053)
Net loss per share           $    (0.17) $    (0.09) $     (0.21) $     (0.26)
Average number of shares
 outstanding                  4,988,822   5,131,357    5,028,939    5,131,357
   NATIONAL CAPITAL MANAGEMENT CORPORATION
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Unaudited)
                                               For the Nine Months Ended
                                                      September 30
                                                   1994          1993
Cash flows from operating activities:
  Net loss                                     $(1,030,942)  $(1,310,053)
   Adjustment to reconcile net loss to net
   cash provided by (used in) operating
   activities:
    Depreciation and amortization                  696,176       733,827
    Gain on sale of real property                 (938,500)          -
  Changes in operating assets and
   liabilities:
    Decrease (increase) in accounts                 91,725      (172,988)
     receivable
    Decrease (increase) in inventories            (350,161)       58,868
    Decrease in other current assets                 3,745       124,038
    Increase in property and equipment             (37,735)          -
    Increase in purchased insurance policies      (821,500)          -
    Increase in accounts payable
     and accrued liabilities                       187,037        410,626
  Net cash used in operating activities         (2,200,155)      (155,682)
Cash flows from investing activities:
  Decrease (increase) in other assets             (119,212)        93,970
  Additions and improvements to real property     (180,195)    (1,231,149)
  Repayment of note receivable                     938,500            -
  Net cash provided by (used in) investing
   activities                                      639,093     (1,137,179)
Cash flow from financing activities:
  Additions to revolving line of credit             35,000            -
  Additions to long-term debt                          -        1,300,000
  Payments on long-term debt                      (159,271)    (1,304,811)
  Purchase of treasury stock                      (265,125)           -
  Issuance of stock                                175,000            -
  Net cash used in financing activities           (214,396)        (4,811)
Decrease in cash and equivalents                (1,775,458)    (1,297,672)
Cash and equivalents at beginning of period      2,872,925      2,824,391
Cash and equivalents at end of period          $ 1,097,467    $ 1,526,719

 Supplemental Schedule to Noncash Investing
          and Financial Activities
 During the period ending September 30, 1994, the Company sold 99.1% of its investment in Rebird Trails Associates, L.P. As such, the assets and liabilities of Redbird Trails Associates, including the mortgage in the amount of $3,237,089, have not been included in the condensed consolidated balance sheet.

               NATIONAL CAPITAL MANAGEMENT CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 1994 AND 1993
                             (Unaudited)

NOTE 1

The condensed financial information for the three and nine month periods ended September 30, 1994 and 1993 presented in this Form 10-QSB has been prepared from the accounting records without audit. The information furnished reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of interim periods. The results of operations for the three and nine months ended September 30, 1994 are not necessarily indicative of the results to be expected for a full year. The condensed consolidated balance sheet as of December 31, 1993 has been derived from audited financial statements. This report should be read in conjunction with the consolidated financial statements included in the Company's December 31, 1993 Annual Report to shareholders on Form 10-KSB as filed with the Securities and Exchange Commission.

NOTE 2

Inventories are generally valued at the lower of cost (first-in, first-out) or market. Provisions are made in each period for the effect of obsolete and slow-moving inventories.
Inventories consist of the following:

                                   September 30,  December 31,
                                        1994         1993
Raw materials                       $ 1,495,984   $ 1,223,892
Work-in-process                         571,578       414,392
Finished goods                           93,320       172,437
                                    $ 2,160,882   $ 1,810,721

NOTE 3

The Company accounts for purchased insurance policies at cost, which includes the purchase price, direct costs related to the acquisition of such policies and direct costs anticipated to be incurred through the date they can first be submitted to a wholly owned subsidiary pursuant to a reinsurance agreement. The cost of purchased insurance policies was $821,500 at September 30, 1994.

NOTE 4

On December 30, 1993, the Company sold all of its interests in Quivira Place Associates, L.P., owner of a 289 unit apartment complex located in Lenexa, Kansas. A portion of the sales proceeds included a promissory note in the amount of $938,500 that was issued from the buyer to the Company and was recorded as a deferred gain on the Company's balance sheet at December 31, 1993. This note was collected by the Company on April 15, 1994, and the deferred gain was recognized as revenue in the three month period ending June 30, 1994.

NOTE 5

On June 13, 1994, in accordance with its previous agreement dated December 30, 1993, the Company sold partnership interests in Redbird Trails Associates, L.P. ("Redbird") to a new unrelated limited partner and an administrative general partner. These partners, which are related to each other, obtained a 99.1% interest in the existing equity, profits or losses and low income housing tax credits of the property owned by this partnership for an investment of $1,256,158. The Company received $476,921 of this amount plus an $82,000 expense reimbursement on June 13, 1994. Receipt of the balance of the funds, net of $128,000 due to an original limited partner as discussed below, is contingent upon the Company completing a refinancing of the property.

The Company retained a contingent interest in the cash flows of this partnership. It will receive any cash available from property operations, to the extent it exceeds approximately $40,000 annually, and any refinancing proceeds up to a total of approximately $3.4 million, plus interest at 9.25% per annum on the outstanding balance of this amount. Any proceeds of sale will be allocated, first, 99.1% to the new partners until they have received 135% of their investment, less any prior distributions. Any remaining proceeds from a sale will be allocated to the Company up to $3.4 million, less any distributions from operations or refinancings pursuant to the discussion above. This arrangement has not been reflected in the Company's financial statements since its ultimate realization cannot reasonably be determined. In addition, at such time as the tax benefits have been utilized, the Company has the right to purchase the interests of the newly admitted partners for 135% of their contributed capital (minus prior cash payments). Should the Company choose not to exercise such right to purchase the partners' interests, the newly admitted administrative general partner has the right to require the Company to sell all of the assets and liquidate the partnership.

A wholly-owned subsidiary of the Company is the only surviving partner of the original partners. It retained a .9% interest as the operating general partner and is obligated to provide loans of up to $150,000 to Redbird to fund any operating deficits, as defined, for a three year period commencing upon the date the property is refinanced. One of the original limited partners of Redbird, which is not affiliated with the Company, was paid $146,000 by the Company and $128,000 by the newly admitted partners on June 13, 1994 for its entire interest and settlement of all claims with respect to this partnership. The cash payment of $128,000 by the new partners will be charged against the balance of funds owed to the Company with respect to this transaction.

The assets, liabilities and operations of Redbird have not been included in the condensed consolidated financial statements of the Company subsequent to closing this transaction on June 13, 1994. The Company has accounted for its investment in and the earnings of Redbird using the equity method of accounting since that date. The Company's investment in Redbird exceeds the proceeds received by the Company from this transaction as of September 30, 1994, and, as such, no gain has been recognized on this transaction during 1994.

On December 30, 1993, the Company reached an agreement similar to the Redbird agreement, which is contingent upon certain material conditions to be satisfied by the Company, to admit the same limited partner and administrative general partner into Signature Midwest, L.P. for an investment of approximately $769,000. Since closing this transaction is contingent upon meeting conditions which may or may not be achieved, there is no certainty that it will be ultimately consummated. As such, this transaction has not been reflected in the consolidated financial statements. During August 1994, the contingent, new limited partner paid one of the existing limited partners of the partnership $166,000 for its entire interests and settlement of all claims. The proposed new limited partner also paid NCMC $102,541 during the same period, which will not be recognized as income until this transaction is concluded. The investment by the proposed new partner will be reduced by the amount of these two payments, totaling $268,541, to approximately $500,000 if this transaction is completed. If this transaction is not successfully completed, NCMC has agreed to refund $83,000 of these payments to the proposed new limited partner.

NOTE 6

On March 17, 1994, the Company formed the Viatical Settlement Division to engage in the business of purchasing life insurance policies which insure the lives of individuals with terminal illnesses. The operating entity in this division is National Capital Benefits Corporation ("NCBC"), eighty percent of whose common stock, and all of its preferred stock, is owned by the Company. NCBC generally seeks to purchase policies which insure individuals having a projected life expectancy of 24 months or less. In March 1994 the Company funded NCBC with initial cash investments of $1,490,000, consisting of $1,450,000 of preferred stock and $40,000 of common stock, and purchased an additional $1,000,000 of preferred stock for cash during June 1994. In addition, NCBC has obtained a revolving line of credit up to $10 million, based on a formula of eligible policies purchased, from an institutional lender to be used to provide working capital and funds for the purchase of such policies. The facility is secured by all of NCBC's assets including the policies purchased and will bear interest at 2% over a composite of several large bank prime rates or the rate on 90 day dealer commercial paper, whichever is higher. NCBC had drawn $35,000 on this line of credit as of September 30, 1994. NCBC has agreed to insure 90% of the net death benefit of the acquired policies through a newly formed and wholly-owned Bermuda insurance company which has reinsured the risk with a consortium of large international insurance companies. There was approximately $.5 million of cash remaining in NCBC and its wholly-owned Bermuda insurance company at September 30, 1994 which is restricted for use in NCBC's operations pursuant to the revolving line of credit agreement. Additionally, NCBC had approximately $585,000 of borrowing capacity available at September 30, 1994 pursuant to its revolving line of credit agreement. In connection with the acquisition of certain assets of CAPX Corporation ("CAPX") by NCBC and the issuance of 100,000 shares of Company common stock, the institutional lender permitted the transfer to NCMC of $175,000 by NCBC.

Twenty percent of the common stock of NCBC is owned in the aggregate by an executive officer of NCBC and a trust whose sole trustee is another executive officer of NCBC (the "Minority Owners"). The Company has entered into an agreement with the Minority Owners which prohibits the transfer of the stock held by them through July 1, 1997 and thereafter permits the Company a right of first refusal on all other transfers through the tenth anniversary of the agreement. In addition, during the period May 1, 1997 through June 30, 1997, either the Company or the Minority Owners can notify the other of a conversion election in which event the Company may at its option, either (a) issue shares of its common stock plus, in certain instances, other consideration in the amount of the appraised value (based on the fair market value of NCBC after repayment of all preferred stock) for their NCBC shares, (b) sell NCBC on or before the anniversary date of receipt of the appraisal or (c) on or before said anniversary date distribute the shares of NCBC held by NCMC to its shareholders. If the Company issues to the Minority Owners shares of its common stock, the Company has agreed to use its best efforts to promptly effect the registration thereof if requested by a majority of the Minority Owners.

On July 29, 1994, NCBC acquired from CAPX Corporation substantially all of its operating assets (other than cash, securities and purchased insurance policies), including the trade names of its wholly-owned subsidiaries, Living Benefits Inc. and American Life Resources, Inc. Management believes these two subsidiaries have been the two most established companies in the viatical settlement business prior to this transaction, with an estimated 20% market share. There was no assumption of liabilities or obligations by NCBC. Consideration paid consisted of $125,000 in cash, 100,000 shares of common stock previously held as treasury stock by NCMC and a gross revenues participation in all proceeds arising from viatical settlements entered into by NCBC, equal to 1.75% and 1% in the United States and other countries, respectively, over the next four years. NCMC has agreed for a period of two years from the date of closing to repurchase the shares from CAPX for a purchase price of $1.75 per share and has also agreed to certain registration rights for a three year period.

NOTE 7

On April 22, 1994, the Company repurchased 212,100 shares of its common stock for treasury shares at a cost of $265,125. On July 29, 1994 the Company issued 100,000 shares of its common stock to CAPX Corporation in consideration for certain assets purchased therefrom (see Note 6).

               NATIONAL CAPITAL MANAGEMENT CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



ITEM 2.  MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion is supplemental to and should be read in conjunction with the Company's December 31, 1993 Annual Report to shareholders on Form 10-KSB as filed with the Securities and Exchange Commission, and the condensed financial information and accompanying notes beginning on page 1 of this report.

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash declined from approximately $2.9 million at December 31, 1993 to $1.1 million at September 30, 1994 principally as a result of cash used to finance operating activities, to enter into the viatical settlement business and to build inventories at Jensen Corporation, offset by the collection of a $938,500 note receivable on April 15, 1994 resulting from the sale of Quivira Place Associates, L.P. in
1993 and the receipt of $412,921 (net of $146,000 paid to settle the claims of a limited partner) on June 13, 1994 pursuant to the admission of two unaffiliated partners into Redbird Trails Associates, L.P. Of the $1.1 million in cash at September 30, 1994, $.5 million has been restricted for use by the Viatical Settlement Division pursuant to the existing revolving line of credit agreement as discussed below.

The Company does not have any existing general credit facilities to fund its ongoing working capital requirements, and additional financing may be required in connection with the acquisition of other operating businesses or other assets. The Company may seek additional financing through the issuance of securities on a private or public basis, or through long or short-term borrowings. The Company is currently attempting to refinance and/or sell certain real estate properties to provide additional sources of cash to finance current and future operations, including its intent to continue to grow the viatical settlement business. In addition, the Company periodically reviews its assets to determine whether disposition thereof may be appropriate to enhance liquidity or to fund other opportunities. In recent years the Company has experienced operating losses and the Company may be required, from time to time, to provide additional funding to support the industrial operations of Jensen Corporation and the viatical settlement business of National Capital Benefits Corporation until such time as these subsidiaries are operating on a consistently profitable basis. However, there is no assurance that such operations will become profitable. Management believes that the Company's cash and equivalents are sufficient to fund its present level of operations through March 1995.

On December 30, 1993, the Company sold all of its interests in Quivira Place Associates, L.P., owner of a 289 unit apartment complex located in Lenexa, Kansas. A portion of the sales proceeds included a promissory note in the amount of $938,500 that was issued from the buyer to the Company and was recorded as a deferred gain on the Company's balance sheet at December 31, 1993. This note was collected by the Company on April 15, 1994, and the deferred gain was recognized as revenue in the three month period ending June 30, 1994.

On June 13, 1994, in accordance with its previous agreement dated December 30, 1993, the Company sold partnership interests in Redbird Trails Associates, L.P. ("Redbird") to a new unrelated limited partner and an administrative general partner. These partners, which are related to each other, obtained a 99.1% interest in the existing equity, profits or losses and low income housing tax credits of the property owned by this partnership for an investment of $1,256,158. The Company received $476,921 of this amount plus an $82,000 expense reimbursement on June 13, 1994. Receipt of the balance of the funds, net of $128,000 due to an original limited partner as discussed below, is contingent upon the Company completing a refinancing of the property.

The Company retained a contingent interest in the cash flows of this partnership. It will receive any cash available from property operations, to the extent it exceeds approximately $40,000 annually, and any refinancing proceeds up to a total of approximately $3.4 million, plus interest at 9.25% per annum on the outstanding balance of this amount. Any proceeds of sale will be allocated, first, 99.1% to the new partners until they have received 135% of their investment, less any prior distributions. Any remaining proceeds from a sale will be allocated to the Company up to $3.4 million, less any distributions from oeprations or refinancings pursuant to the discussion above. This arrangement has not been reflected in the Company's financial statements since its ultimate realization cannot reasonably be determined. In addition, at such time as the tax benefits have been utilized, the Company has the right to purchase the interests of the newly admitted partners for 135% of their contributed capital (minus prior cash payments). Should the Company choose not to exercise such right to purchase the partners' interests, the newly admitted administrative general partner has the right to require the Company to sell all of the assets and liquidate the partnership.

A wholly-owned subsidiary of the Company is the only surviving partner of the original partners. It retained a .9% interest as the operating general partner and is obligated to provide loans of up to $150,000 to Redbird to fund any operating deficits, as defined, for a three year period commencing upon the date the property is refinanced. One of the original limited partners of Redbird, which is not affiliated with the Company, was paid $146,000 by the Company and $128,000 by the newly admitted partners on June 13, 1994 for its entire interest and settlement of all claims with respect to this partnership. The cash payment of $128,000 by the new partners will be charged against the balance of funds owed to the Company with respect to this transaction.

The assets, liabilities and operations of Redbird have not been included in the condensed consolidated financial statements of the Company subsequent to closing this transaction on June 13, 1994. The Company has accounted for its investment in and the earnings of Redbird using the equity method of accounting since that date. The Company's investment in Redbird exceeds the proceeds received by the Company from this transaction as of September 30, 1994, and, as such, no gain has been recognized on this transaction during 1994.

On December 30, 1993, the Company reached an agreement similar to the Redbird agreement, which is contingent upon certain material conditions to be satisfied by the Company, to admit the same limited partner and administrative general partner into Signature Midwest, L.P. for an investment of approximately $769,000. Since closing this transaction is contingent upon meeting conditions which may or may not be achieved, there is no certainty that it will be ultimately consummated. As such, this transaction has not been reflected in the consolidated financial statements. During August 1994, the contingent, new limited partner paid one of the existing limited partners of the partnership $166,000 for its entire interests and settlement of all claims. The proposed new limited partner also paid NCMC $102,541 during the same period, which will not be recognized as income until this transaction is concluded. The investment by the proposed new partner will be reduced by the total amount of these two payments, equal to $268,541, if this transaction is completed. If this transaction is not successfully completed, NCMC has agreed to refund $83,000 of these payments to the proposed new limited partner.

On March 17, 1994, the Company formed the Viatical Settlement Division to engage in the business of purchasing life insurance policies which insure the lives of individuals with terminal illnesses. The operating entity in this division is National Capital Benefits Corporation ("NCBC"), eighty percent of whose common stock, and all of its preferred stock, is owned by the Company. NCBC generally seeks to purchase policies which insure individuals having a projected life expectancy of 24 months or less. In March 1994 the Company funded NCBC with initial cash investments of $1,490,000, consisting of $1,450,000 of preferred stock and $40,000 of common stock, and purchased an additional $1,000,000 of preferred stock for cash during June 1994. In addition, NCBC has obtained a revolving line of credit up to $10 million, based on a formula of eligible policies purchased, from an institutional lender to be used to provide working capital and funds for the purchase of such policies. The facility is secured by all of NCBC's assets including the policies purchased and will bear interest at 2% over a composite of several large bank prime rates or the rate on 90 day dealer commercial paper, whichever is higher. NCBC had drawn $35,000 on this line of credit as of September 30, 1994. NCBC has agreed to insure 90% of the net death benefit of the acquired policies through a newly formed and wholly-owned Bermuda insurance company which has reinsured the risk with a consortium of large international insurance companies. There was approximately $.5 million of cash remaining in NCBC and its wholly-owned Bermuda insurance company at September 30, 1994 which is restricted for use in NCBC's operations pursuant to the revolving line of credit agreement. Additionally, NCBC had approximately $585,000 of borrowing capacity available at September 30, 1994 pursuant to its revolving line of credit agreement. In connection with the acquisition of certain assets of CAPX Corporation ("CAPX") by NCBC and the issuance of 100,000 shares of Company common stock, the institutional lender permitted the transfer to NCMC of $175,000 by NCBC.

On July 29, 1994, NCBC acquired from CAPX Corporation substantially all of its operating assets (other than cash, securities and purchased insurance policies), including the trade names of its wholly-owned subsidiaries, Living Benefits Inc. and American Life Resources, Inc. Management believes these two subsidiaries have been the two most established companies in the viatical settlement business prior to this transaction, with an estimated 20% market share. There was no assumption of liabilities or obligations by NCBC. Consideration paid consisted of $125,000 in cash, 100,000 shares of common stock previously held as treasury stock by NCMC and a gross revenues participation in all proceeds arising from viatical settlements entered into by NCBC, equal to 1.75% and 1% in the United States and other countries, respectively, over the next four years. NCMC has agreed for a period of two years from the date of closing to repurchase the shares from CAPX for a purchase price of $1.75 per share and has also agreed to certain registration rights for a three year period.

The note payable secured by The Mart Shopping Center in the approximate amount of $1,250,000 is due on December 1, 1994. However, the current lender has issued a commitment to extend the loan for three years based on an interest rate of 10% and a 20 year amortization period.

RESULTS OF OPERATIONS

Consolidated revenues decreased for the three and nine month periods ended September 30, 1994 from the three and nine month periods ended September 30, 1993 as a result of the loss of operating revenues associated with the sale of Quivira and the sale of partnership interests in Redbird Trails Associates, L.P. ("Redbird") and a significant decline in industrial product sales, offset by recognizing the deferred portion of the gain on the sale of the Company's interests in Quivira Place Associates, L.P. ("Quivira") and improved real property operating revenues. Total costs and expenses decreased during this period primarily as a result of reduced costs and expenses associated with the decline in industrial product sales, the sale of Quivira at the end of 1993 and the sale of partnership interest in Redbird during June of 1994, offset by the costs related to the initial operations of the Viatical Settlement Division.

REAL ESTATE DIVISION

Rental property revenue decreased principally as a result of the sale of Quivira on December 30, 1993 and the sale of partnership interests in Redbird on June 13, 1994, offset by an increase in revenue from the Georgia properties of approximately $45,000 and $221,000 for the three and nine months ended September 30, 1994, respectively. North Oak Apartments and The Mart Shopping Center continue to maintain average occupancy rates greater than 90%. Occupancy at Appletree Townhouses has improved substantially, from an average of approximately 80% for the first three quarters of 1993 to 91% for the first three quarters of 1994. Average occupancy at Colony Ridge Apartments increased slightly with 81% in the first three quarters of 1994 from 77% in the first three quarters of 1993. The decrease in total operating and maintenance expenses of approximately 45% and 26% during the three and nine months ended September 30, 1994, respectively, compared to the same periods in 1993 is principally related to the sale of Quivira and the sale of partnership interests in Redbird, offset by increased expenses at Appletree Townhouses and Colony Ridge Apartments. Property taxes and interest expense decreased during the same period as a result of the sale of Quivira and the sale of partnership interests in Redbird. Depreciation and amortization also declined as a result of the sale of Quivira and the sale of partnership interests in Redbird but was offset by an increase in depreciation related to rehabilitation costs associated with other properties. Real estate property operations, as a whole, produced operating losses of approximately $61,300 and $206,800 for the three and nine months ended September 30, 1994, respectively, compared to $132,600 and $331,300 for the same periods in 1993, after all operating expenses, including depreciation and interest expense.

INDUSTRIAL PRODUCTS DIVISION

Machine sales for the three and nine months ended September 30, 1994 were approximately $673,000 and $2,770,000, respectively. Machine sales during those periods declined by approximately $205,000 and $831,000 from the same periods in 1993 essentially as a result of increased competition and price cutting by competitors which made certain bids impractical. Parts sales were approximately $475,000 and
$1,352,000 for the three and nine month periods ended September 30, 1994. Parts sales decreased by approximately $41,000 and $263,000 during the three and nine months ended September 30, 1994, respectively, from the same periods in 1993, due, in part, to better customer training in maintenance programs preventing product failure. Cost of sales also was reduced as a result of the decline in sales. The reduction in selling and administrative expenses from 1993 was largely the result of reduction of the labor force.

Jensen's operations were below levels which support break-even operations during the third quarter of 1994, generating a loss of approximately $62,000, bringing the total loss for the first three quarters to approximately $220,000. Jensen continues to maintain its competitive pricing policy, but sales margins continue to suffer as a result. Management plans the introduction of new product lines to improve its market share.

VIATICAL SETTLEMENT DIVISION

National Capital Benefits Corp. ("NCBC") commenced operations on March 17, 1994. NCBC incurred operating expenses of approximately $634,000 through September 30, 1994 primarily for advertising, wages, rent and supplies. Additionally, approximately $300,000 of costs were capitalized prior to commencement of operations for organization of the business and securing its credit line. During July, NCBC purchased its first life insurance policies, and it expanded its operations by acquiring from CAPX Corporation substantially all of its operating assets (other than cash, securities and purchased insurance policies), including the trade names of its wholly-owned subsidiaries, Living Benefits Inc. and American Life Resources, Inc. Management believes these subsidiaries have been the two most established companies in the viatical settlement business prior to this transaction, with an estimated 20% market share.

                              Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           NATIONAL CAPITAL
                           MANAGEMENT CORPORATION


Date:  November 11, 1994        By: /s/ Herbert J. Jaffe
                                    Herbert J. Jaffe
                                    President


                                By: /s/ Leslie A. Filler
                                    Leslie A. Filler
                                    Principal  Financial  Officer
                                    and Principal Accounting Officer