Form 10QSB/A
period 1994-09-30
NATIONAL CAPITAL MANAGEMENT CORP
filed 1994-12-30
CIK 826495

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
      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Unaudited)

                                                   September 30,  December 31,
                                                        1994          1993
ASSETS
Current assets:
 Cash and cash equivalents                         $  1,097,467  $  2,872,925
 Accounts receivable, less allowance for doubtful
  accounts of $99,875 and $100,485 at September
  30, 1994 and December 31, 1993, respectively          829,745       933,127
 Notes receivable                                           -         938,500
 Inventories                                          2,160,882     1,810,721
 Purchased insurance policies                           821,500           -
 Other current assets                                   224,932       312,670
Total current assets                                  5,134,526     6,867,943
Rental properties, less accumulated depreciation
 of $3,163,949 and $2,872,392 at September 30,
 1994 and December 31, 1993, respectively            11,283,005    15,512,469
Property and equipment, less accumulated
 depreciation of $43,357 and $28,065 at September
 30, 1994 and December 31, 1993, respectively           100,256        77,813
Other assets                                          1,047,344       550,672
Total assets                                       $ 17,565,131  $ 23,008,897

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                  $    759,899  $    922,660
 Revolving line of credit                                35,000           -
 Accrued liabilities                                  1,245,127     1,105,205
 Deferred gain on sale of real property                     -         938,500
 Current portion of long-term debt                    1,514,588     1,745,895
Total current liabilities                             3,554,614     4,712,260
Long-term debt                                        4,601,329     7,766,382
Total liabilities                                     8,155,943    12,478,642
Common stock repurchase obligation                      175,000           -
Shareholders' equity:
 Preferred stock, $0.01 par value, 3,000,000
  shares authorized,no shares issued or outstanding         -             -
 Common stock, $0.01 par value, 20,000,000 shares
  authorized,5,019,257 shares issued and
  outstanding                                            54,289        54,289
 Additional paid-in capital                          23,516,649    23,673,649
 Accumulated deficit                                (13,693,125   (12,662,183)
 Treasury stock                                        (643,625)     (535,500)
Total shareholders' equity                            9,234,188    10,530,255
Total liabilities and shareholders' equity         $ 17,565,131  $ 23,008,897

      NATIONAL CAPITAL MANAGEMENT CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (Unaudited)
                             For the Three Months      For the Nine Months
                              Ended September 30        Ended September 30
                                1994       1993          1994        1993
Revenues:
 Real estate properties      $  765,914  $1,328,642  $ 2,863,013  $ 3,871,612
 Industrial products sales    1,170,841   1,423,773    4,169,200    5,333,617
 Gain on sale of real property      -           -        938,500          -
 Interest                        16,255      10,137       66,612       40,874
 Other income                       -           547        6,282       54,399
Total revenues                1,953,010   2,763,099    8,043,607    9,300,502
Costs and expenses:
 Real estate property
   operations:
  Operations and maintenance    420,512     740,081    1,536,986    2,058,817
  Property taxes and insurance  100,132     183,619      373,754      534,876
  Depreciation and              186,004     238,993      617,411      718,983
   amortization
  Interest                      135,039     298,560      556,133      890,225
  Total real estate property
   costs and expenses           841,687   1,461,253    3,084,284    4,202,901
 Industrial products
   operations:
  Cost of sales                 994,171   1,226,613    3,523,591    4,349,777
  Selling and administrative    234,514     203,326      851,178    1,096,251
  Depreciation                    4,648       4,648       13,943       14,844
  Total industrial products
   costs and expenses          1,233,333   1,434,587   4,388,712    5,460,872
 Viatical settlement expenses   370,444         -        634,033          -
 General and administrative     335,726     324,586      954,349      934,782
 Interest expense-other           4,390       4,000       13,171       12,000
Total costs and expenses      2,785,580   3,224,426    9,074,549   10,610,555
Net loss                     $ (832,570) $ (461,327) $(1,030,942) $(1,310,053)
Net loss per share           $    (0.17) $    (0.09) $     (0.21) $     (0.26)
Average number of shares
 outstanding                  4,988,822   5,131,357    5,028,939    5,131,357
   NATIONAL CAPITAL MANAGEMENT CORPORATION
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Unaudited)
                                               For the Nine Months Ended
                                                      September 30
                                                   1994          1993
Cash flows from operating activities:
  Net loss                                     $(1,030,942)  $(1,310,053)
   Adjustment to reconcile net loss to net
   cash provided by (used in) operating
   activities:
    Depreciation and amortization                  696,176       733,827
    Gain on sale of real property                 (938,500)          -
  Changes in operating assets and
   liabilities:
    Decrease (increase) in accounts                 91,725      (172,988)
     receivable
    Decrease (increase) in inventories            (350,161)       58,868
    Decrease in other current assets                 3,745       124,038
    Increase in property and equipment             (37,735)          -
    Increase in purchased insurance policies      (821,500)          -
    Increase in accounts payable
     and accrued liabilities                       187,037        410,626
  Net cash used in operating activities         (2,200,155)      (155,682)
Cash flows from investing activities:
  Decrease (increase) in other assets             (119,212)        93,970
  Additions and improvements to real property     (180,195)    (1,231,149)
  Repayment of note receivable                     938,500            -
  Net cash provided by (used in) investing
   activities                                      639,093     (1,137,179)
Cash flow from financing activities:
  Additions to revolving line of credit             35,000            -
  Additions to long-term debt                          -        1,300,000
  Payments on long-term debt                      (159,271)    (1,304,811)
  Purchase of treasury stock                      (265,125)           -
  Issuance of stock                                175,000            -
  Net cash used in financing activities           (214,396)        (4,811)
Decrease in cash and equivalents                (1,775,458)    (1,297,672)
Cash and equivalents at beginning of period      2,872,925      2,824,391
Cash and equivalents at end of period          $ 1,097,467    $ 1,526,719

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