Form 10QSB
NATIONAL CAPITAL MANAGEMENT CORP
filed 1995-05-22
CIK 826495

SECURITIES AND EXCHANGE COMMISSION

                 WASHINGTON, DC 20549

                     FORM 10-QSB

[ X ]      Quarterly Report Pursuant to Section  13  or
     15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1995

                          or

[   ]      Transition Report Pursuant to Section 13  or
     15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission file number 0-16819

       National Capital Management Corporation
(Exact name of registrant as specified in its charter)

          Delaware                      94-3054267
(State or otherjurisdiction of   (I.R.S.Employer Identification
incorporation or organization)      Number)

50 California Street, San Francisco,   CA       94111
(Address of principal executive offices)     (Zip Code)
Registrant's  telephone  number,  including  area  code
(415)  989-2661
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
         Common                   5,009,257
         Class           Outstanding at May 12, 1995

PART 1.  FINANCIAL INFORMATION

      NATIONAL CAPITAL MANAGEMENT CORPORATION
            CONSOLIDATED BALANCE SHEETS
                    (Unaudited)

                                                       March 31,  December 31,
                                                         1995         1994
ASSETS
Current assets:
 Cash and cash equivalents                          $    952,187 $    749,449
 Restricted cash                                         199,350      215,565
 Accounts receivable, less allowance for doubtful
  accounts of $28,390 and $25,000 at March 31, 1995
  and December 31, 1994, respectively                  1,541,341    2,674,606
 Inventories                                           2,178,575    1,717,361
 Purchased insurance policies (at cost, face value
   of $3,780,300 and $2,610,550 at March 31, 1995
   and December 31, 1994, respectively) - current
   portion                                             2,530,230    1,942,490
 Other current assets                                    338,980      227,234
Total current assets                                   7,740,663    7,526,705
Purchased insurance policies (at cost, face value
  $1,030,009 and $1,043,004 at March 31, 1995 and
  December 31, 1994, respectively) - long-term
  portion                                                689,226      761,369
Rental properties, less accumulated depreciation of
 $3,279,193 and $3,128,402 at March 31, 1995 and
 December 31,1994, respectively                        8,636,162    8,757,784
Property and equipment, less accumulated
 depreciation of $57,361 and $51,148 at March 31,
 1995 and December 31, 1994, respectively                105,047      103,582
Other assets                                             776,994      750,887
Total assets                                        $ 17,948,092 $ 17,900,327

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                   $  1,138,040 $  1,246,543
 Revolving credit facility - current portion           2,586,662    1,569,190
 Accrued liabilities                                     559,007      647,220
 Current portion of long-term debt                     1,349,384    1,419,078
Total current liabilities                              5,633,093    4,882,031
Revolving credit facility - long-term portion            702,806      615,052
Long-term payable                                        100,000      150,000
Long-term debt                                         2,744,400    2,755,155
Total liabilities                                      9,180,299    8,402,238
Common stock repurchase obligation                       175,000      175,000
Shareholders' equity:
 Preferred stock, $0.01 par value, 3,000,000 shares
  authorized, no shares issued or outstanding                --          --
 Common stock, $0.01 par value, 20,000,000 shares
  authorized,5,019,257 shares issued and
  outstanding                                             54,289       54,289
 Additional paid-in capital                           23,516,649   23,516,649
 Accumulated deficit                                 (14,334,520) (13,604,224)
 Treasury stock                                         (643,625)    (643,625)
Total shareholders' equity                             8,592,793    9,323,089
                                                    $ 17,948,092 $ 17,900,327

   NATIONAL CAPITAL MANAGEMENT CORPORATION
    CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited)

                                             For the Three Months Ended
                                                       March 31,
                                                  1995          1994
Revenues:
 Viatical settlement and accrued revenue      $  683,382    $     --
 Real estate properties                          607,386     1,075,293
 Industrial products sales                       903,962     1,485,816
 Interest                                          8,021        28,541
 Other income                                      5,000         2,951
Total revenues                                 2,207,751     2,592,601
Costs and expenses:
 Viatical settlement operations:
  Cost of policies                               607,266           --
  Selling and administrative                     328,108        67,741
  Depreciation and amortization                   56,790           --
  Interest                                        74,509           --
  Total viatical settlement
   costs and expenses                          1,066,673        67,741
 Real estate property operations:
  Operations and maintenance                     328,386       577,111
  Property taxes and insurance                    75,067       136,022
  Depreciation and amortization                  150,962       222,601
  Interest                                        89,822       215,613
  Total real estate property
   costs and expenses                            644,237     1,151,347
 Industrial products operations:
  Cost of sales                                  667,186     1,208,569
  Selling and administrative                     294,887       278,588
  Depreciation                                     4,648         4,647
  Total industrial products
   costs and expenses                            966,721     1,491,804
 General and corporate:
  General and administrative                     257,416       318,202
  Interest expense-other                           3,000         5,816
Total costs and expenses                       2,938,047     3,034,910
Net loss                                      $ (730,296)   $ (442,309)
Net loss per share                            $    (0.15)   $    (0.09)
Average number of shares outstanding           5,019,257     5,131,357

   NATIONAL CAPITAL MANAGEMENT CORPORATION
    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Unaudited)

                                              For the Three Months Ended
                                                       March 31,
                                                   1995         1994
Cash flows from operating activities:
 Net loss                                     $  (730,296)  $ (442,309)
 Adjustment to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                  212,400      227,248
 Changes in operating assets and liabilities:
   Decrease in accounts receivable              1,133,265      200,052
   Increase in inventories                       (461,214)    (559,210)
   Increase in other current assets              (111,746)     (40,192)
   Increase in purchased insurance policies      (515,597)        --
   (Decrease) increase in accounts payable
     and accrued liabilities                     (196,716)       2,522
   Decrease in long-term payable                  (50,000)        --
 Net cash used in operating activities           (719,904)    (611,889)
Cash flows from investing activities:
 Additions and improvements to real property     (29,170)      (68,509)
 Additions to property and equipment              (7,678)         --
 Increase in other assets                        (81,502)     (232,645)
 Net cash used in investing activities          (118,350)     (301,154)
Cash flow from financing activities:
 Reduction of restricted cash                     16,215          --
 Additions to revolving credit facility        1,105,226          --
 Payments on long-term debt                      (80,449)     (53,190)
 Net cash provided by (used in) financing
  activities                                   1,040,992      (53,190)
Increase (decrease) in cash and equivalents      202,738     (966,233)
Cash and equivalents at beginning of period      749,449    2,872,925
Cash and equivalents at end of period         $  952,187   $1,906,692

               NATIONAL CAPITAL MANAGEMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 1995 AND 1994
                             (Unaudited)

NOTE 1

The financial information for the three month periods ended March 31, 1995 and 1994 presented in this Form 10-QSB has been prepared from the accounting records without audit. The information furnished reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of interim periods. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for a full year. The consolidated balance sheet as of December 31, 1994 has been derived from audited financial statements. This report should be read in conjunction with the consolidated financial statements included in the Company's December 31, 1994 Annual Report to shareholders on Form 10-KSB as filed with the Securities and Exchange Commission.

Basis of Presentation

The accompanying financial statements have been prepared assuming that National Capital Benefits Corporation ("NCBC"), an 80% owned subsidiary of the Company, will continue as a going concern. NCBC has incurred an operating loss of approximately $1,493,000 since its inception in 1994, has limited cash at March 31, 1995 for use in operations and is thus solely dependent on the Company to provide cash needed for operating expenses and its share of acquisition costs of purchased policies that are not able to be fully funded under its revolving line of credit facility. NCBC has available to it a $10,000,000 revolving line of credit facility, of which $3,289,468 has been drawn at March 31, 1995. This line of credit is to provide a portion of the funding for acquisition costs of insurance policies. However, this line can be used to provide operating cash to NCBC only to the extent that insurance policy proceeds in excess of the related loan amounts have been received by the lender. Given the scientific uncertainty of estimating the remaining life expectancies of the insureds covered by purchased policies, there can be no assurance that these policies will mature in accordance with the projected schedule. As such, until such time as significant proceeds are in fact received on matured policies, this line will not be able to provide NCBC a significant amount of operating cash. This potential lack of access to cash to meet operating needs, along with the lack of a formal commitment from the Company to support cash needs, raises substantial doubt about NCBC's ability to continue as a going concern. The Company has no contractual or other obligation to continue the funding of NCBC. Management of the Company has determined that it may be unable to fund NCBC operations at its current and projected levels with its present cash reserves and is considering the disposal of certain of its assets, at acceptable prices, if it determines it is in its best interest to continue such funding. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of NCBC's assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

NOTE 2

Purchased insurance policies are stated at cost, which includes the purchase price, direct costs related to the acquisition of such policies and direct costs anticipated to be incurred through the date they can first be submitted to an affiliated entity pursuant to an abnormal mortality insurance contract. Purchased insurance policies consist of the following:

                                     March 31,  December 31,
                                       1995         1994
Costs paid to viator                $3,571,060   $2,727,596
Reinsurance premiums                    97,926       75,151
Other direct acquisition costs         322,196      233,597
Less amortized costs                  (771,726)    (332,485)
                                     3,219,456    2,703,859
Less current portion                 2,530,230    1,942,490
                                    $  689,226   $  761,369

NOTE 3

Inventories are generally valued at the lower of cost (first-in, first-out) or market. Provisions are made in each period for the effect of obsolete and slow-moving inventories.
Inventories consist of the following:

                                     March 31,  December 31,
                                       1995         1994
Raw materials                       $1,025,347   $1,181,247
Work-in-process                      1,035,833      513,045
Finished goods                         117,395       23,069
                                    $2,178,575   $1,717,361

NOTE 4

Redbird Trails Apartments and North Oak Apartments. On June 13, 1994 and December 8, 1994, in accordance with its previous agreement dated December 30, 1993, the Company sold partnership interests in Redbird Trails Associates, L.P. ("Redbird") and Signature Midwest, L.P. ("Signature"), respectively, to a new unrelated limited partner and administrative general partner. These partners, which are related to each other, obtained a 99.1% interest in the existing equity, profits or losses and low income housing tax credits of the properties owned by these partnerships for an investment of approximately $1,256,000 and $769,000 in each partnership plus a $100,000 expense reimbursement of which the Company received $847,000 during 1994, net of $440,000 paid to an original limited partner for all its interests and claims. The balance of the funds due was received by the Company during March 1995. A gain of $1,203,358 was recognized on these transactions in 1994.

               NATIONAL CAPITAL MANAGEMENT CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 2.  MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion is supplemental to and should be read in conjunction with the Company's December 31, 1994 Annual Report to shareholders on Form 10-KSB as filed with the Securities and Exchange Commission, and the financial information and accompanying notes beginning on page 1 of this report.

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash increased from approximately $1 million at December 31, 1994 to $1.2 million at March 31, 1995 principally as a result of receipt of $1,253,000 in March 1995 pursuant to the admission of two unaffiliated partners into Redbird Trails Associates, L.P. and Signature Midwest, L.P., offset by cash used to finance operating activities, $231,000 used to support the viatical settlement business during its start up phase and $265,000 used to finance Jensen Corporation's operations. Of the $1.2 million in cash at March 31, 1995, $.2 million has been restricted for use by the Viatical Settlement Division pursuant to the existing revolving line of credit agreement as discussed below. The Company's cash position has declined to $.7 million as of May 12, 1995, of which $.1 million is restricted for use in the Viatical Settlement Division, resulting from cash used to finance operating activities, $310,000 used to support the viatical settlement business and $108,000 used to finance Jensen Corporation's operations.

The Company does not have any existing general credit facilities to fund its ongoing working capital requirements, and additional financing may be required in connection with the acquisition of other operating businesses or other assets. The Company may seek additional financing through the issuance of securities on a private or public basis, or through long or short-term borrowings. In addition, the Company periodically reviews its assets to determine whether disposition thereof may be appropriate to enhance liquidity or to fund other opportunities. As indicated below with respect to the discussion of National Capital Benefits Corporation, additional funds may be required for the Company's viatical settlement business.

In recent years the Company has experienced operating losses and the Company may be required, from time to time, to provide additional funding to support the industrial operations of Jensen Corporation until such time as this subsidiary is operating on a consistently profitable basis. However, there is no assurance that such operations will become profitable.

NCBC has incurred an operating loss of approximately $1,493,000 since its inception in 1994, has limited cash at March 31, 1995 for use in operations and is thus solely dependent on the Company to provide cash needed for operating expenses and its share of acquisition costs of purchased policies that are not able to be fully funded under its revolving line of credit facility. NCBC had used $3,289,468 of its $10,000,000 revolving line of credit facility at March 31, 1995. This line of credit is to provide a portion of the funding for acquisition costs of insurance policies. However, this line can be used to provide operating cash to NCBC only to the extent that insurance policy proceeds in excess of the related loan amounts have been received by the lender. Given the scientific uncertainty of estimating the remaining life expectancies of the insureds covered by purchased policies, there can be no assurance that these policies will mature in accordance with the projected schedule. As such, until such time as significant proceeds are in fact received on matured policies, this line will not be able to provide NCBC a significant amount of operating cash. This potential lack of access to cash to meet operating needs, along with the lack of a formal commitment from the Company to support cash needs, raises substantial doubt about NCBC's ability to continue as a going concern. The Company has no contractual or other obligation to continue the funding of NCBC. Management of the Company has determined that it may be unable to fund NCBC operations at its current and projected levels with its present cash reserves and is considering the disposal of certain of its assets, at acceptable prices, if it determines it is in its best interest to continue such funding.

The note payable secured by The Mart Shopping Center in the approximate amount of $1,246,000 became due on December 1, 1994. However, during March 1995 the current lender has extended the loan to December 1, 1997 based on an interest rate of 10% and a 20 year amortization period.

The note payable of approximately $1.1 million secured by Appletree Townhouses is due on October 1, 1995. The Company has been working to refinance this loan on or before its due date. However, the Company has contacted the current lender and has requested a twelve month extension should it be unsuccessful in its attempt to refinance this loan.

In February 1995 the Company initiated a plan to repurchase up to 250,000 of its own shares for treasury in the open market or through isolated transactions to December 31, 1995. 10,000 shares were purchased pursuant to this plan on May 11, 1995 at a cost of $9,675.


RESULTS OF OPERATIONS

Consolidated revenues decreased for the three month period ended March 31, 1995 from the three month period ended March 31, 1994 as a result of the loss of operating revenues associated with the sale of partnership interests in Redbird Trails Associates, L.P. ("Redbird") and Signature Midwest, L.P. ("Signature"), a slight decline in revenues associated with The Mart Shopping Center due to lower occupancy rates and a significant decline in industrial product sales, offset by the addition of the viatical settlement division and a slight improvement in real property operating revenues from the Georgia properties. Total costs and expenses decreased during this period primarily as a result of reduced costs and expenses associated with the decline in industrial product sales and the sale of partnership interests in Redbird and Signature, offset by the costs related to the initial operations of the Viatical Settlement Division.

VIATICAL SETTLEMENT DIVISION

National Capital Benefits Corp. ("NCBC") commenced operations on March 17, 1994. As of March 31, 1995 NCBC had purchased (including those in escrow) at face $4.8 million of policies. Four policies matured during the first quarter of 1995 having a face value of $212,500, with related direct costs of $171,177 and gross profit equal to $41,323. Additional gross revenues of $470,882 and related costs of $436,089 were accrued pursuant to NCBC's policy to accrete such revenue and costs over the period from the purchase of the policy to the date on which a reinsurance claim may first be filed. NCBC incurred operating expenses of approximately $450,000 during the first quarter of 1995 primarily for wages, advertising, consulting and professional fees, lender fees, travel and entertainment and office supplies.

REAL ESTATE DIVISION

Rental property revenue decreased principally as a result of the sale of partnership interests in Redbird on June 13, 1994 and Signature on December 8, 1994, offset by a slight increase in revenue from the remaining properties totaling approximately $17,000 for the three months ended March 31, 1995. The Mart Shopping Center continue to maintain average occupancy rates greater than 90%. Occupancy at Appletree
Townhouses has remained constant with an average of approximately 91% for the first three quarters of 1995 and 1994. Average occupancy at Colony Ridge Apartments increased to 84% in the first three quarters of 1995 from 76% in the first three quarters of 1994. The decrease in total operating and maintenance expenses of approximately 43% during the three months ended March 31, 1995 compared to the same periods in 1994 is principally related to the sale of partnership interests in Redbird and Signature. Property taxes, interest expense, depreciation and amortization decreased during the same period as a result of the sale of partnership interests in Redbird and Signature. Real estate property operations, as a whole, produced operating losses of approximately $37,000 for the three months ended March 31, 1995 compared to $76,000 for the same period in 1994, after all operating expenses, including depreciation and interest expense.

INDUSTRIAL PRODUCTS DIVISION

Machine sales for the three months ended March 31, 1995 were approximately $358,000 compared to approximately $1,013,000 during the same period in 1994. The decline in machine sales during the first quarter is essentially the result of a mature product line, delay in customer purchase commitments until the industry's major trade show in June and $550,000 of contracts delayed into the second quarter. However, management believes sales will improve from this level during the remainder of 1995. Parts sales were approximately $543,000 for the three month period ended March 31, 1995 compared to approximately $460,000 during the same period in 1994, due to general market conditions. Cost of sales also was reduced as a result of the decline in sales.

Jensen's operations were below levels which support break-even operations during the first quarter of 1995, generating a loss of approximately $63,000. In February, Jensen announced the introduction of three new product lines to improve its market share and anticipates price increases in June.

Part II. OTHER INFORMATION

Item 5 - Other Information

By letter dated April 12, 1995, NASDAQ has informed the Company that the Company is not in compliance with its minimum bid requirement of essentially $1 per share, which is necessary to continue the listing of the Company's stock on the National Market System ("NMS"). NASDAQ has granted the Company a temporary exemption from the minimum bid requirement. NASDAQ has determined that the Company must perform a reverse stock split to remain on the NMS. If a decision is taken to split the stock, the Company must submit a plan to NASDAQ by May 31, 1995, must effect the split by June 10, 1995 and maintain compliance with the minimum bid requirement for ten business days beginning from June 10, 1995 through June 23, 1995. A reverse stock split would be expected to increase the bid price of the Company's stock. If the reverse stock split is not carried out as required by NASDAQ or, if it is carried out, but does not result in a stock price which meets the NASDAQ minimum bid requirement, the Company's stock will no longer be traded on the NMS. The Company's violation of the NASDAQ's requirement has been limited to approximately 1% under its alternate test of a minimum of $3,000,000 in public float, as defined, on any one trading day during the last 30 days.

                              Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           NATIONAL CAPITAL
                           MANAGEMENT CORPORATION


Date:  May 19, 1995        By:/s/ Herbert J. Jaffe
                           Herbert J. Jaffe
                           President



                           By: /s/ Leslie A. Filler
                           Leslie A. Filler
                           Principal Financial Officer and
                           Principal Accounting Officer