Form 10QSB
period 1995-06-30
NATIONAL CAPITAL MANAGEMENT CORP
filed 1995-08-14
CIK 826495

SECURITIES AND EXCHANGE COMMISSION

                 WASHINGTON, DC 20549

                     FORM 10-QSB

[ X ]      Quarterly Report Pursuant to Section  13  or
     15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1995

                          or

[   ]      Transition Report Pursuant to Section 13  or
     15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission file number 0-16819

       National Capital Management Corporation
(Exact name of registrant as specified in its charter)

          Delaware                    94-3054267
(State or other jurisdiction of    (I.R.S.Employer
incorporation or organization)     Identification Number)

50 California Street, San Francisco,   CA       94111
(Address of principal executive offices)     (Zip Code)
Registrant's  telephone  number,  including  area  code
(415)  989-2661
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
         Common                    1,650,524
         Class           Outstanding at August 11, 1995

PART 1.  FINANCIAL INFORMATION

      NATIONAL CAPITAL MANAGEMENT CORPORATION
            CONSOLIDATED BALANCE SHEETS
                    (Unaudited)

                                                        June 30,  December 31,
                                                          1995       1994
ASSETS
Current assets:
 Cash and cash equivalents                         $    113,334  $    749,449
 Restricted cash                                        120,246       215,565
 Accounts receivable, less allowance for doubtful
  accounts of $25,390 and $25,000 at June 30, 1995
  and December 31, 1994, respectively                 2,198,410     2,674,606
 Inventories                                          2,320,672     1,717,361
 Purchased insurance policies (at cost, face value
  of $4,497,908 and $2,610,550 at June 30, 1995 and
  December 31, 1994, respectively)-current portion    2,763,618     1,942,490
 Net assets held for sale                               815,352          --
 Other current assets                                   202,738       227,234
Total current assets                                  8,534,370     7,526,705
Purchased insurance policies (at cost, face value
 $1,690,334 and $1,043,004 at June 30, 1995 and
 December 31, 1994, respectively)-long-term portion   1,110,887       761,369
Rental properties, less accumulated depreciation of
 $1,468,443 and $3,128,402 at June 30, 1995 and
 December 31,1994, respectively                       6,744,929     8,757,784
Property and equipment, less accumulated
 depreciation of $63,645 and $51,148 at June 30,
 1995 and December 31, 1994, respectively                98,763       103,582
Other assets                                            774,022       750,887
Total assets                                       $ 17,262,971  $ 17,900,327

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                  $  1,395,095  $  1,246,543
 Revolving credit facility - current portion          3,043,174     1,569,190
 Accrued liabilities                                    639,457       647,220
 Current portion of long-term debt                    1,317,748     1,419,078
Total current liabilities                             6,395,474     4,882,031
Revolving credit facility - long-term portion         1,220,411       615,052
Long-term payable                                       100,000       150,000
Long-term debt                                        1,429,477     2,755,155
Total liabilities                                     9,145,362     8,402,238
Common stock repurchase obligation                      175,000       175,000
Shareholders' equity:
 Preferred stock, $0.01 par value, 3,000,000 shares
  authorized, no shares issued or outstanding              --            --
 Common stock, $0.01 par value, 6,666,666 shares
  authorized, 1,650,524 shares issued and
  outstanding                                            54,289        54,289
 Additional paid-in capital                          23,516,649    23,516,649
 Accumulated deficit                                (14,975,029)  (13,604,224)
 Treasury stock                                        (653,300)     (643,625)
Total shareholders' equity                            7,942,609     9,323,089
                                                   $ 17,262,971  $ 17,900,327

 NATIONAL CAPITAL MANAGEMENT CORPORATION
  CONSOLIDATED STATEMENTS OF OPERATIONS
         (Unaudited)
[CAPTION]
                                    For the Three            For the Six
                                    Months Ended             Months Ended
                                      June 30                  June 30
                                  1995        1994         1995        1994
[S]                            [C]         [C]         [C]          [C]
Revenues:
 Viatical settlement
  and accrued revenue          $1,151,084  $     --    $ 1,834,466  $     --
 Real estate properties           608,837   1,021,806    1,216,223   2,097,099
 Industrial products sales      1,091,228   1,512,543    1,995,190   2,998,359
 Gain on sale of real property       --       938,500         --       938,500
 Interest                          13,402      21,816       21,423      50,357
 Other income                       1,313       3,331        6,313       6,282
Total revenues                  2,865,864   3,497,996    5,073,615   6,090,597
Costs and expenses:
 Viatical settlement
  operations:
  Cost of policies                980,340        --      1,587,606       --
  Selling and administrative      316,476     263,589      644,584    263,589
  Depreciation and amortizaiton    31,857        --         88,647       --
  Interest                        158,314        --        232,823       --
  Total viatical settlement
   costs and expenses           1,486,987     263,589    2,553,660    263,589
 Real estate property
  operations:
  Operations and maintenance      327,490     539,363      655,876   1,116,474
  Property taxes and insurance     75,458     137,600      150,525     273,622
  Depreciation and amortization   150,961     208,806      301,923     431,407
  Interest                         90,181     205,481      180,003     421,094
  Total real estate property
   costs and expenses             644,090   1,091,250    1,288,327   2,242,597
 Industrial products
  operations:
  Cost of sales                   837,392   1,320,851    1,504,578   2,529,420
  Selling and administrative      283,133     338,076      578,020     616,664
  Depreciation                      4,648       4,648        9,296       9,295
  Total industrial products
   costs and expenses           1,125,173   1,663,575    2,091,894   3,155,379
 General and corporate:
  General and administrative      247,123     300,421      504,539     618,623
  Interest expense-other            3,000       2,965        6,000       8,781
Total costs and expenses        3,506,373   3,321,800    6,444,420   6,288,969
Net income (loss)              $ (640,509) $  176,196  $(1,370,805) $ (198,372)
Net income (loss) per share    $    (0.13) $     0.04  $     (0.27) $    (0.04)
Average number of shares
 outstanding                    5,013,653   4,968,203    5,016,439   5,049,329
[/TABLE]
   NATIONAL CAPITAL MANAGEMENT CORPORATION
    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Unaudited)
[CAPTION]
                                               For the Six Months Ended
                                                        June 30,
                                                  1995          1994
[S]                                           [C]          [C]
Cash flows from operating activities:
 Net loss                                     $(1,370,805)  $ (198,372)
 Adjustment to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                  399,866      447,025
   Gain on sale of real property                     --       (938,500)
 Changes in operating assets and liabilities:
   Decrease in accounts receivable                372,466      140,841
   Increase in inventories                       (603,311)    (506,323)
   Increase in other current assets               (23,539)     (79,589)
   Increase in purchased insurance policies    (1,170,646)        --
   Increase in accounts payable
    and accrued liabilities                       219,949      257,667
   Decrease in long-term payable                  (50,000)        --
 Net cash used in operating activities         (2,226,020)    (877,251)
Cash flows from investing activities:
 Additions and improvements to real property     (263,977)     (92,798)
 Repayment of note receivable                        --        938,500
 Additions to property and equipment               (7,678)     (25,817)
 Decrease (increase) in other assets             (108,920)      40,236
 Net cash provided by (used in)
  investing activities                           (380,575)     860,121
Cash flow from financing activities:
 Reduction of restricted cash                      95,319         --
 Additions to revolving credit facility         2,079,343         --
 Purchase of treasury stock                        (9,675)    (265,125)
 Payments on long-term debt                      (194,507)    (103,592)
 Net cash provided by (used in)
  financing activities                          1,970,480     (368,717)
Decrease in cash and equivalents                 (636,115)    (385,847)
Cash and equivalents at beginning of period       749,449    2,872,925
Cash and equivalents at end of period         $   113,334  $ 2,487,078
[/TABLE]

               NATIONAL CAPITAL MANAGEMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        June 30, 1995 AND 1994
                             (Unaudited)


NOTE 1

The  financial information for the three and six month periods ended  June  30,
1995 and 1994 presented in this Form 10-QSB has been prepared from the accounting records without audit. The information furnished reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of interim periods. The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of the results to be expected for a full year. The consolidated balance sheet as of December 31, 1994 has been derived from audited financial statements. This report should be read in conjunction with the consolidated financial statements included in the Company's December 31, 1994 Annual Report to shareholders on Form 10-KSB as filed with the Securities and Exchange Commission.

Basis of Presentation

The accompanying financial statements have been prepared assuming that National Capital Benefits Corporation ("NCBC"), a majority owned subsidiary of the Company, will continue as a going concern. NCBC has incurred an operating loss of approximately $1,796,000 since its inception in 1994, has limited cash at June 30, 1995 for use in operations and is thus solely dependent on the Company to provide cash needed for operating expenses and its share of acquisition costs of purchased policies that are not funded under its revolving line of credit facility or otherwise from maturities. NCBC has available to it a $10,000,000 revolving line of credit facility, of which $4,263,585 has been drawn at June 30, 1995. This line of credit was established to provide a portion of the funding for acquisition costs of insurance policies. This line can also be used to provide operating cash to NCBC only to the extent that insurance policy proceeds in excess of the related loan amounts have been received by the lender. Given the uncertainty of estimating the remaining life expectancies of the insureds covered by purchased policies, there can be no assurance that these policies will mature in accordance with NCBC's projection. As such, until such time as significant proceeds are in fact received on matured policies, this line will not be able to provide NCBC a significant amount of operating cash. This potential lack of access to cash to meet operating needs, along with the lack of a formal commitment from the Company to support cash needs, raises substantial doubt about NCBC's ability to continue as a going concern. The Company has no contractual or other obligation to continue the funding of NCBC. Management of the Company has determined that it may be unable to fund NCBC operations at its current and projected levels with its present cash reserves and is considering the disposal of certain of its assets, at acceptable prices, if it determines it is in its best interest to continue such funding. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of NCBC's assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

NOTE 2

Purchased insurance policies are stated at cost, which includes the purchase price, direct costs related to the acquisition of such policies and direct costs anticipated to be incurred through the date they can first be submitted to an affiliated entity pursuant to an abnormal mortality insurance contract. Purchased insurance policies consist of the following:

                                      June 30,    December 31,
                                        1995          1994
Costs paid to viator                $ 4,622,566   $ 2,727,596
Other direct acquisition costs          536,436       308,748
Less amortized costs                 (1,284,497)     (332,485)
                                      3,874,505     2,703,859
Less current portion                  2,763,618     1,942,490
                                    $ 1,110,887   $   761,369

NOTE 3

Inventories are generally valued at the lower of cost (first-in, first-out) or market. Provisions are made in each period for the effect of obsolete and slow-moving inventories. Inventories consist of the following:

                                      June 30,    December 31,
                                        1995          1994
Raw materials                       $   946,233   $ 1,181,247
Work-in-process                       1,368,919       513,045
Finished goods                            5,520        23,069
                                    $ 2,320,672   $ 1,717,361

NOTE 4

The Mart Shopping Center. On July 28, 1995, the Company sold The Mart Shopping Center ("the Mart") located in Hillsboro, Oregon to an individual affiliated with NCM Management Ltd., a company which provides management services to the Company. The sales proceeds included $960,000 in cash, a note secured by a second deed of trust on the property in the amount of $910,000 and the buyer's assumption of the $1,232,501 first deed of trust secured by the property for a total purchase price of $3,102,501 The note receivable bears interest at 8% per annum for the first six months and 10% per annum thereafter and is due on January 28, 1997.

The operating results of the Mart are included in the Company's consolidated statements of operations. Revenues of the Mart were $254,982 and $536,981 for the six and twelve months ended June 30, 1995, and December 31, 1994, respectively. During the same periods, expenses were $225,903 and $396,537, while operating income was $29,079 and $140,444. Summarized below are the pro forma results of operations of the Company assuming that the Mart had been sold as of January 1, 1994.

                                 For the Six      For the Year
                                 Months Ended        Ended
                                June 30, 1995   December 31, 1994
Total revenues                  $ 4,818,633       $ 9,463,216
Total costs and expenses          6,336,997        12,687,559
Net loss                         (1,518,364)       (1,082,485)
Net loss per share                    (0.30)            (0.22)

The pro forma financial information presented above is not necessarily indicative of either the consolidated results of operations that would have occurred had the disposition taken place at the beginning of the periods presented or of future results of operations of the consolidated companies.

The components of net assets held for sale in the consolidated balance sheet as of June 30, 1995 are as follows:

Rental properties, less accumulated
 depreciation of $1,961,542                       $ 1,975,248
Mortgage note payable                              (1,232,501)
Other                                                  72,605
                                                  $   815,352

The Company expects to report a gain of approximately $1.1 million on this disposition in the third quarter of 1995. The Company believes it will not incur any material Federal or State taxes, as the gain will be offset by current operating losses and net operating loss carryovers.

NOTE 5

Redbird Trails Apartments and North Oak Apartments. On June 13, 1994 and December 8, 1994, in accordance with its previous agreement dated December 30, 1993, the Company sold partnership interests in Redbird Trails Associates, L.P. and Signature Midwest, L.P., respectively, to a new unrelated limited partner and administrative general partner. These partners, which are related to each other, obtained a 99.1% interest in the existing equity, profits or losses and low income housing tax credits of the properties owned by these partnerships for an investment of approximately $1,256,000 and $769,000 in each partnership plus a $100,000 expense reimbursement of which the Company received $847,000 during 1994, net of $440,000 paid to an original limited partner for all its interests and claims. The balance of the funds due was received by the Company during March 1995. A gain of $1,203,358 was recognized on these transactions in 1994.

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

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash decreased from approximately $1 million at December 31, 1994 to $233,000 at June 30, 1995 principally as a result of cash used to finance operating activities, $747,000 used to support the viatical settlement business during its start up phase and $469,000 used to finance Jensen Corporation's operations, offset by receipt of $1,253,000 in March 1995 pursuant to the admission of two unaffiliated partners into Redbird Trails Associates, L.P. and Signature Midwest, L.P. Of the $233,000 in cash at June 30, 1995, $113,000 has been restricted for use by the Viatical Settlement Division pursuant to the existing revolving line of credit agreement as discussed below.

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

NCBC has incurred an operating loss of approximately $1,796,000 since its inception in 1994, has limited cash at June 30, 1995 for use in operations and is thus solely dependent on the Company to provide cash needed for operating expenses and its share of acquisition costs of purchased policies that are not funded under its revolving line of credit facility or otherwise from maturities. NCBC had used $4,263,585 of its $10,000,000 revolving line of credit facility at June 30, 1995. This line of credit was established to provide a portion of the funding for acquisition costs of insurance policies. This line can also be used to provide operating cash to NCBC only to the extent that insurance policy proceeds in excess of the related loan amounts have been received by the lender. Given the uncertainty of estimating the remaining life expectancies of the insureds covered by purchased policies, there can be no assurance that these policies will mature in accordance with NCBC's projection. As such, until such time as significant proceeds are in fact received on matured policies, this line will not be able to provide NCBC a significant amount of operating cash. This potential lack of access to cash to meet operating needs, along with the lack of a formal commitment from the Company to support cash needs, raises substantial doubt about NCBC's ability to continue as a going concern. The Company has no contractual or other obligation to continue the funding of NCBC. Management of the Company has determined that it may be unable to fund NCBC operations at its current and projected levels with its present cash reserves and is considering the disposal of certain of its assets, at acceptable prices, if it determines it is in its best interest to continue such funding.

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

RESULTS OF OPERATIONS

Consolidated revenues decreased for the three and six month periods ended June 30, 1995 from the three and six month periods ended June 30, 1994 as a result of the loss of operating revenues associated with the sale of partnership interests in Redbird Trails Associates, L.P. ("Redbird") and Signature Midwest, L.P. ("Signature"), recognition of the deferred portion of the gain on the sale of the Company's interests in Quivira Place Associates, L.P. during 1994, a slight decline in revenues associated with The Mart Shopping Center due to lower occupancy rates and a significant decline in industrial product sales, offset by the addition of the viatical settlement division and a slight improvement in real property operating revenues from the Georgia properties. Total costs and expenses increased during this period primarily as a result of the costs related to the initial operations of the Viatical Settlement Division, offset by reduced costs and expenses associated with the decline in industrial product sales and the sale of partnership interests in Redbird and Signature.

VIATICAL SETTLEMENT DIVISION

National Capital Benefits Corp. ("NCBC") commenced operations on March 17, 1994. As of July 31, 1995, NCBC had purchased, at face value, $7.7 million of policies. During the six months ended June 30, 1995, $808,000 of policies matured. These policies had related direct costs of $642,000 and a corresponding gross profit of $166,000. Additional gross revenues of $1,025,000 and related direct costs of $952,000 were accrued pursuant to NCBC's policy to recognize such revenue and costs over the period from purchase of the policy to the date on which the company may file a reinsurance claim. NCBC had operating expenses of approximately $645,000 for the six months ended June 30, 1995. These expenses consist primarily of wages and benefits, advertising, physician and professional fees, and other office expenses.

REAL ESTATE DIVISION

Rental property revenue decreased principally as a result of the sale of partnership interests in Redbird on June 13, 1994 and Signature on December 8, 1994, offset by a slight increase in revenue from the remaining properties totaling approximately $6,000 and $23,000 for the three and six months ended June 30, 1995. The Mart Shopping Center continued to maintain average occupancy rates greater than 90%. Occupancy at Appletree Townhouses has remained constant with an average of approximately 91% for the first half of 1995 and 1994. Average occupancy at Colony Ridge Apartments increased to 85% in the first half of 1995 from 78% in the first half of 1994. The decrease in total operating and maintenance expenses of approximately 39% and 41% during the three and six months ended June 30, 1995, respectively, compared to the same periods in 1994 is principally related to the sale of partnership interests in Redbird and Signature. Property taxes, interest expense, depreciation and amortization decreased during the same period as a result of the sale of partnership interests in Redbird and Signature. Real estate property operations, as a whole, produced operating losses of approximately $35,000 and $72,000 for the three and six months ended June 30, 1995 compared to $69,000 and $145,000 for the same periods in 1994, after all operating expenses, including depreciation and interest expense.

INDUSTRIAL PRODUCTS DIVISION

Machine sales for the six months ended June 30, 1995 were $953,000 compared to $2,097,000 during the same period in 1994. However, during 1995, second quarter machine sales improved by 66% over the first quarter, which is attributed to the introduction of new products at an industrial trade show. Contracts for machines totaling $550,000 that were delayed in the first quarter remained unshipped during the second quarter. Part sales were $1,029,000 for the six month period ended June 30, 1995 compared to $878,000 during the same period in 1994, an increase of 17%, reflecting management's commitment to provide strong and reliable service.

Jensen's operations were below levels which support break-even operations during the first half of 1995, generating a loss of approximately $97,000 compared to approximately $157,000 for the first half of 1994. Gross profit results for the six months ended June 30, 1995 were $491,000 (25% of total sales) compared to $469,000 (16% of total sales) for the same period in 1994. The introduction of the new products at the trade show and implementation of pricing increases confirms management's strategy to increase our market share and gross margin performance.

Part II. OTHER INFORMATION

Item 5 - Other Information

Pursuant to the approval of the stockholders on June 28, 1995, the Company implemented a reverse stock split which was effective July 11, 1995, whereby each three shares of common stock was converted into one share of Common Stock. As a result of the reverse stock split, the Registrant has 6,666,666 shares of authorized common stock, of which 1,650,524 are issued and outstanding. All such shares are of the par value of $.01.

                              Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           NATIONAL CAPITAL
                           MANAGEMENT CORPORATION


Date:  August 11, 1995          By:\s\Herbert J. Jaffe
                                   Herbert J. Jaffe
                                   President



                                By:\s\ Leslie A. Filler
                                   Leslie A. Filler
                                   Principal Financial Officer and
                                   Principal Accounting Officer