Form 10QSB
period 1995-09-30
NATIONAL CAPITAL MANAGEMENT CORP
filed 1995-11-21
CIK 826495

SECURITIES AND EXCHANGE COMMISSION

                 WASHINGTON, DC 20549

                     FORM 10-QSB

[ X ]      Quarterly Report Pursuant to Section  13  or
     15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1995

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
         Common                    1,650,524
          Class            Outstanding at November 20,1995

PART 1.  FINANCIAL INFORMATION

      NATIONAL CAPITAL MANAGEMENT CORPORATION
            CONSOLIDATED BALANCE SHEETS
                    (Unaudited)

                                                   September 30,  December 31,
                                                       1995           1994
ASSETS
Current assets:
 Cash and cash equivalents                         $    239,508  $    560,016
 Restricted cash                                        402,307       215,565
 Accounts receivable                                  2,476,844     1,820,724
 Purchased insurance policies (at cost, face value
 of $7,105,929 and $2,610,550 at September 30, 1995
 and December 31, 1994, respectively) - current
 portion                                              4,193,623     1,942,490
 Other current assets                                   438,254       182,664
Total current assets                                  7,750,536     4,721,459
Purchased insurance policies (at cost, face value
 $4,313,630 and $1,043,004 at September 30, 1995
 and December 31, 1994, respectively) - long-term
 portion                                              3,180,869       761,369
Rental properties, less accumulated depreciation of
 $1,591,335 and $3,128,402 at September 30, 1995
 and December 31,1994, respectively                   6,768,237     8,757,784
Property and equipment, less accumulated
 depreciation of $9,327 and $4,492 at September 30,
 1995 and December 31, 1994, respectively                33,497        33,242
Other assets                                            549,827       726,880
Net assets from discontinued operations               2,116,654     1,759,055
Total assets                                       $ 20,399,620  $ 16,759,789

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                  $  1,269,193  $    627,758
 Revolving credit facility - current portion          7,683,420     1,569,190
 Accrued liabilities                                    363,187       338,203
 Current portion of long-term debt                      175,654     1,248,401
Total current liabilities                             9,491,454     3,783,552
Revolving credit facility - long-term portion               --        615,052
Long-term payable                                       100,000       150,000
Long-term debt                                        2,418,306     2,713,096
Total liabilities                                    12,009,760     7,261,700
Common stock repurchase obligation                      175,000       175,000
Shareholders' equity:
 Preferred stock, $0.01 par value, 3,000,000 shares
  authorized, no shares issued or outstanding               --            --
 Common stock, $0.01 par value, 6,666,666 shares
  authorized, 1,650,524 shares issued and
  outstanding                                            17,904        17,904
 Additional paid-in capital                          23,117,501    23,123,951
 Accumulated deficit                                (14,702,778)  (13,604,224)
 Treasury stock                                        (217,767)     (214,542)
Total shareholders' equity                            8,214,860     9,323,089
                                                   $ 20,399,620  $ 16,759,789

      NATIONAL CAPITAL MANAGEMENT CORPORATION
       CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Unaudited)

                                     For the Three             For the Nine
                                     Months Ended             Months Ended
                                     September 30             September 30
                                   1995        1994         1995         1994
Revenues:
 Viatical settlement
  and accrued revenue          $1,269,456  $      --   $ 3,103,922  $       --
 Real estate properties           540,681     765,033    1,756,904    2,863,013
 Interest                          16,914      16,255       38,337       66,612
 Other income                       2,250         --         8,563          --
Total revenues                  1,829,301     781,288    4,907,726    2,929,625
Costs and expenses:
 Viatical settlement
  operations:
  Cost of policies              1,156,146         --     2,743,752          --
  Selling and administrative      238,412     370,444      882,996      634,033
  Depreciation and
   amortization                    81,861         --       170,508          --
  Interest                        177,161         --       409,984          --
  Total viatical settlement
   costs and expenses           1,653,580     370,444    4,207,240      634,033
 Real estate property
  operations:
  Operations and maintenance      368,880     420,512    1,024,756    1,536,986
  Property taxes and insurance     64,651     100,132      215,176      373,754
  Depreciation and amortization   132,240     186,004      434,163      617,411
  Interest                         77,749     135,039      257,752      556,133
  Total real estate property
   costs and expenses             643,520     841,687    1,931,847    3,084,284
 General and corporate:
  General and administrative      279,441     335,726      783,980      954,349
Total costs and expenses        2,576,541   1,547,857    6,923,067    4,672,666
Gain on sale of real property   1,023,424         --     1,023,424      938,500
Income (loss) from
 continuing operations            276,184    (766,569)    (991,917)    (804,541)
Loss from discontinued
 operations                        (3,933)    (66,001)    (106,637)    (226,401)
Net income (loss)              $  272,251  $ (832,570) $(1,098,554) $(1,030,942)
Net income (loss) from
 continuing operations
 per share                     $     0.17  $    (0.47)  $    (0.60) $    (0.48)
Net loss from discontinued
 operations per share                0.00       (0.04)       (0.06)       (0.14)
Net income (loss) per share    $     0.17  $    (0.51)  $    (0.66) $    (0.62)
Average number of shares
 outstanding                    1,650,524   1,643,713    1,652,112    1,657,085

      NATIONAL CAPITAL MANAGEMENT CORPORATION
       CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Unaudited)

                                               For the Nine Months Ended
                                                     September 30,
                                                   1995         1994
Cash flows from operating activities:
 Net loss                                      $(1,098,554) $(1,030,942)
 Adjustment to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                   604,671      682,232
   Gain on sale of real property                (1,023,424)    (938,500)
 Changes in operating assets and liabilities:
   Increase in accounts receivable                (598,828)    (105,428)
   Increase in other current assets               (255,590)     (72,094)
   Increase in purchased insurance policies     (4,670,633)    (821,500)
   Increase in accounts payable
    and accrued liabilities                        608,560      237,377
   Decrease in long-term payable                   (50,000)         __
 Net cash used in continuing
  operating activities                          (6,483,798)  (2,048,855)
 Net cash used in discontinued operations         (357,599)     (48,343)
 Net cash used in operating activities          (6,841,397)  (2,097,198)
Cash flows from investing activities:
 Additions and improvements to real property      (412,739)    (180,195)
 Repayment of note receivable                          --       938,500
 Additions to property and equipment                (5,090)     (37,734)
 Proceeds from sale of real property             1,760,000          --
 Decrease (increase) in other assets                10,993     (118,926)
 Net cash provided by investing activities       1,353,164      601,645
Cash flow from financing activities:
 Addition to restricted cash                      (186,742)          --
 Additions to revolving credit facility          5,499,178       35,000
 Purchase of treasury stock                         (9,675)    (265,125)
 Payments on long-term debt                       (135,036)    (159,271)
 Issuance of stock                                     --       175,000
 Net cash provided by (used in)
  financing activities                           5,167,725     (214,396)
Decrease in cash and equivalents                  (320,508)  (1,709,949)
Cash and equivalents at beginning of period        560,016    2,790,565
Cash and equivalents at end of period          $   239,508  $ 1,080,616

               NATIONAL CAPITAL MANAGEMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     September 30, 1995 and 1994
                             (Unaudited)


NOTE 1

The financial information for the three and nine month periods ended September 30, 1995 and 1994 presented in this Form 10-QSB has been prepared from the accounting records without audit. The information furnished reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of interim periods. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for a full year. The consolidated balance sheet as of December 31, 1994 has been derived from audited financial statements. This report should be read in conjunction with the consolidated financial statements included in the Company's December 31, 1994 Annual Report to shareholders on Form 10-KSB as filed with the Securities and Exchange Commission.

Reverse Stock Split

Pursuant to the approval of the stockholders on June 28, 1995, the Company implemented a reverse stock split which was effective July 11, 1995, whereby each three shares of common stock was converted into one share of Common Stock. As a result of the reverse stock split, the Registrant has 6,666,666 shares of authorized common stock, of which 1,650,524 are issued and outstanding. All such shares are of the par value of $.01. All per share amounts have been adjusted to reflect the reverse stock split on a retroactive basis.


NOTE 2

The Company has incurred recurring losses from continuing and discontinued operations, and has invested substantial amounts in National Capital Benefits Corporation ("NCBC") to fund policy purchases and its operating expenses, resulting in significant negative cash flows. In addition, NCBC is currently in default with respect to the Interest Coverage Ratio covenant included in its revolving line of credit facility with Transamerica Lender Finance ("Transamerica"). NCBC is currently working to obtain a waiver from Transamerica. Although NCBC expects to successfully resolve this matter, there can be no assurance of the outcome. Additionally, Transamerica has informed NCBC that the loan will not be renewed when it expires on April 24, 1996. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company has obtained cash from an officer and a member of the Board of the Company to continue operations, including a line of credit of $500,000 on October 26, 1995 bearing interest at 12% per annum, payable in monthly installments of interest only until due on January 31, 1996 or on demand thereafter. This line of credit provides that the Company shall not encumber, transfer or assign any of its assets, other than in the ordinary course of business, without prior approval. The Company had drawn $355,000 on this credit facility as of November 20, 1995. As discussed in Note 6, the Company sold Jensen Corporation on November 10, 1995 which heretofore had required significant amounts of cash from the Company to fund its operations. The Company is considering the sale of certain other assets to provide additional sources of cash. In order to meet the increase in policy purchase requirements of NCBC, and to fund operating expenses, the Company may seek additional financing through the issuance of securities on a private or public basis, or through long or short-term borrowings.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of the Company's assets or the amounts and classifications of liabilities that may result if the Company is unable to continue as a going concern.


NOTE 3

Purchased insurance policies are stated at cost, which includes the purchase price, direct costs related to the acquisition of such policies and direct costs anticipated to be incurred through the date they can first be submitted as a claim pursuant to an abnormal mortality stop loss reinsurance contract. Purchased insurance policies consist of the following:

                                   September 30,  December 31,
                                       1995           1994
Costs paid to viator                $ 8,380,769   $ 2,727,596
Other direct acquisition costs          670,848       308,748
Less amortized costs                 (1,677,125)     (332,485)
                                      7,374,492     2,703,859
Less current portion                  4,193,623     1,942,490
                                    $ 3,180,869   $   761,369

NOTE 4

The Mart Shopping Center. On July 28, 1995, the Company sold The Mart Shopping Center ("the Mart") located in Hillsboro, Oregon to an individual affiliated with NCM Management Ltd., a company which provides management services to the Company. The sale proceeds included $960,000 in cash, an eighteen month note secured by a second deed of trust on the property in the amount of $910,000 and the buyer's assumption of the $1,232,501 first deed of trust secured by the property for a total purchase price of $3,102,501. The Company renegotiated payment of the note with the purchaser whereby it received a total of $800,000 in exchange for an early payoff on September 30, 1995, reducing the sale proceeds by $110,000.

The operating results of the Mart are included in the Company's consolidated statements of operations. Revenues of the Mart were $287,543 and $394,349 for the nine months ended September 30, 1995 and 1994, respectively. During the same periods, expenses were $300,434 and $285,451. The Mart had an operating loss of $12,891 for the nine months ended September 30, 1995 and operating income of $108,898 for the nine months ended September 30, 1994.

Summarized below are the pro forma results of operations of the Company assuming that the Mart had been sold as of January
1, 1994.

                            For the Nine         For the Nine
                            Months Ended         Months Ended
                         September 30, 1995   September 30, 1994
Total revenues              $ 4,620,183           $ 2,535,276
Total costs and expenses      6,622,633             4,387,215
Gain on sale of
 real properties                    --                938,500
Loss from discontinued
 operations                    (106,637)             (226,401)
Net loss                     (2,109,087)           (1,139,840)
Net loss per share                (1.28)                (0.69)

The pro forma financial information presented above is not necessarily indicative of either the consolidated results of operations that would have occurred had the disposition taken place at the beginning of the periods presented or of future results of operations of the consolidated companies.

The Company recognized a gain of $1,023,424 on this disposition in the third quarter of 1995. The Company believes it will not incur any material Federal or State taxes, as the gain will be offset by current operating losses and net operating loss carryovers.


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


NOTE 6

Discontinued Operations - Jensen Corporation. On November 10, 1995, the Company sold 100% of the common stock of a wholly-owned subsidiary, Jensen Corporation ("Jensen"), located in Fort Lauderdale, Florida to AMKO USA, Inc. ("AMKO"), an affiliate of AMKO International B.V. which is based in The Netherlands, for $1,726,000. No significant gain or loss is expected to be recognized on this transaction. The sale proceeds included cash of $415,000, which was loaned to Jensen along with an additional $350,000 in the form of a $765,000 note, $500,000 of which was prior to the sale and $265,000 which was immediately after the sale, and a promissory note receivable in the amount of $1,311,000 which is secured by Jensen's stock, accounts receivable and inventory. The $1,311,000 note is guaranteed in its entirety by AMKO
International B.V., and the sole shareholder of AMKO International B.V. guaranteed the first $585,000 of principal payments.

AMKO also agreed to assume the obligations of the above $765,000 note and an intercompany balance payable by Jensen to the Company of $337,650, which are secured by the assets of Jensen. These assets also secure the $1,311,000 promissory note. The first $765,000 of principal payments under these notes are guaranteed by AMKO International B.V.

The Company believes that the assets securing the three notes, and the operations of Jensen as they now exist, are not sufficient to provide for payment of the notes. The Company has limited financial information concerning AMKO and the guarantors of the notes. Consequently, no assurance can be given that the principal or interest due on the notes will be realized.

The $1,311,000 note bears interest at 2% over the prime rate per annum and is payable in varying installments with the balance due on June 1, 1997. The $765,000 note bears interest at 10% per annum and is payable in varying installments with the balance due on February 1, 1998. The $337,650 note bears interest at 2% over the prime rate per annum and is payable in varying installments with the balance due on May 1, 1997.

The   results   of   Jensen,  previously  described   in   the
consolidated statements of operations as the Industrial Products Division, have been reported separately as discontinued operations in these consolidated statements of operations. Prior period financial statements have been restated to present the Industrial Products Division as a discontinued operation. Revenues of Jensen were $3,438,928 and $4,175,482 for the nine months ended September 30, 1995 and 1994, respectively. During the same periods, expenses were $3,545,565 and $4,401,883, resulting in an operating loss of $106,637 and $226,401, respectively.

Summarized below are the pro forma results of operations of the Company assuming that Jensen had been sold as of January
1, 1994.

                            For the Nine         For the Nine
                            Months Ended         Months Ended
                         September 30, 1995   September 30, 1994
Total revenues              $ 4,985,630           $ 3,102,495
Total costs and expenses      6,923,067             4,672,666
Gain on sale of
 real properties              1,023,424               938,500
Net loss                       (914,013)             (631,671)
Net loss per share                (0.55)                (0.38)

Pro forma adjustments have been made for interest income attributable to the notes receivable from AMKO in the amount of $77,904 and $172,870 for the nine months ended September 30, 1995 and 1994, respectively. The pro forma financial information presented above is not necessarily indicative of either the consolidated results of operations that would have occurred had the disposition taken place at the beginning of the periods presented or of future results of operations of the remaining consolidated companies.

The components of the Industrial Products Division net assets from discontinued operations in the consolidated balance sheet as of September 30, 1995 and December 31, 1994, are as follows:

                                As of               As of
                         September 30, 1995   December 31, 1994
Accounts receivable         $ 1,022,564          $   853,882
Inventories                   2,159,412            1,717,361
Accounts payable and
 accrued liabilities         (1,165,946)            (927,802)
Other, net                      100,624              115,614
                            $ 2,116,654          $ 1,759,055

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

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash decreased from approximately $776,000 at December 31, 1994 to $642,000 at September 30, 1995
principally as a result of $925,000 used to finance operating activities, $1,680,000 used to support the viatical settlement business and $563,000 to finance Jensen Corporation's operations prior to its disposition, offset by the receipt of $1,253,000 in March 1995 pursuant to the admission of two unaffiliated partners into Redbird Trails Associates, L.P. and Signature Midwest, L.P., the receipt of $1,722,000 in the third quarter from the sale of The Mart Shopping Center and the receipt of an earnest money deposit of $100,000 in
September 1995 in connection with the sale of Jensen Corporation. Of the $642,000 in cash at September 30, 1995, $402,000 has been restricted for use by the Viatical Settlement Division pursuant to the existing revolving line of credit agreement as discussed below. The Company's cash position decreased to approximately $397,000 as of November 20, 1995, of which approximately $367,000 is restricted for use in the Viatical Settlement Division. This decline resulted from $400,000 used to support the viatical settlement business and $564,000 used to finance Jensen Corporation's operations, offset by the receipt of $355,000 from a line of credit provided by an officer and a member of the Board of the Company discussed below and $315,000 in additional earnest money received for the sale of Jensen Corporation.

The Company has incurred recurring losses from continuing and discontinued operations, and has invested substantial amounts in National Capital Benefits Corporation ("NCBC") to fund policy purchases and its operating expenses, resulting in significant negative cash flows. In addition, NCBC is currently in default with respect to the Interest Coverage Ratio covenant included in its revolving line of credit facility with Transamerica Lender Finance ("Transamerica"). NCBC is currently working to obtain a waiver from Transamerica. Although NCBC expects to successfully resolve this matter, there can be no assurance of the outcome. Additionally, Transamerica has informed NCBC that the loan will not be renewed when it expires on April 24, 1996. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company has obtained cash from an officer and a member of the Board of the Company to continue operations, including a line of credit of $500,000 on October 26, 1995 bearing interest at 12% per annum, payable in monthly installments of interest only until due on January 31, 1996 or on demand thereafter. This line of credit provides that the Company shall not encumber, transfer or assign any of its assets, other than in the ordinary course of business, without prior approval. The Company had drawn $355,000 on this credit facility as of November 20, 1995. As discussed in Note 6, the Company sold Jensen Corporation on November 10, 1995 which heretofore had required significant amounts of cash from the Company to fund its operations. The Company is considering the sale of certain other assets to provide additional sources of cash. In order to meet the increase in policy purchase requirements of NCBC, and to fund operating expenses, the Company may seek additional financing through the issuance of securities on a private or public basis, or through long or short-term borrowings.

The note payable of approximately $1.1 million secured by Appletree Townhouses was due on October 1, 1995. The lender has agreed to extend the loan under the same terms to December
31, 1996.

In February 1995 the Company initiated a plan to repurchase up to 250,000 of its own shares for treasury in the open market or through isolated transactions to December 31, 1995. 10,000 shares were purchased pursuant to this plan on May 11, 1995 at a cost of $9,675.

RESULTS OF OPERATIONS

Consolidated revenues increased approximately $1,048,000 and $1,978,000 for the three and nine month periods ended September 30, 1995 from the three and nine month periods ended September 30, 1994, respectively, as a result of the addition of the viatical settlement division totaling approximately $1,270,000 and $3,104,000, for the three and nine months ended September 30, 1995 and a slight increase in real property operating revenues from the Georgia properties, offset by approximately $280,000 and $1,177,000 for the same periods, in connection with the loss of operating revenues associated with the sale of partnership interests in Redbird Trails Associates, L.P. ("Redbird") and Signature Midwest, L.P. ("Signature") and the sale of the Mart. Total costs and expenses increased during the three and nine month periods ended September 30, 1995 from the three and nine months period ended September 30, 1994 by approximately $1,029,000 and $2,250,000, respectively, primarily as a result of the costs related to the operations of the Viatical Settlement Division totaling approximately $1,283,000 and $3,573,000 for the same periods and a slight decrease in real property operating expenses from the Georgia properties, offset by the sale of partnership interests in Redbird and Signature and the sale of the Mart totaling approximately $215,000 and $1,086,000 for the same periods.

VIATICAL SETTLEMENT DIVISION

NCBC commenced operations on March 17, 1994. As of October 31, 1995, NCBC had purchased, at face value, approximately $14 million of policies. During the nine months ended September 30, 1995, $1,013,000 of policies matured. These policies had related direct costs of $811,000 and a corresponding gross profit of $202,000. Additional gross revenues of $1,940,000 and related direct costs of $1,801,000 were accrued pursuant to NCBC's policy to recognize such revenue and costs over the period from purchase of the policy to the date on which the company may file a reinsurance claim. NCBC had operating expenses of approximately $913,000 for the nine months ended September 30, 1995. These expenses consist primarily of wages and benefits, advertising, physician and professional fees, and other office expenses.

REAL ESTATE DIVISION

Rental property revenue decreased principally as a result of the sale of partnership interests in Redbird on June 13, 1994 and Signature on December 8, 1994 and the sale of the Mart on July 28, 1995, offset by a slight increase in revenue from the remaining properties totaling approximately $37,000 and $73,000 for the three and nine months ended September 30, 1995. Occupancy at Appletree Townhouses has remained constant with an average of approximately 91% for the first three quarters of 1995 and 1994. Average occupancy at Colony Ridge Apartments increased to 87% in the first three quarters of 1995 from 81% in the first three quarters of 1994. Current occupancy is 91%. The decrease in total operating and maintenance expenses of approximately 12% and 33% during the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994 is principally related to the sale of partnership interests in Redbird and Signature and the sale of the Mart. Property taxes, interest expense, depreciation and amortization decreased during the same period as a result of the sale of partnership interests in Redbird and Signature and the sale of the Mart. Real estate property operations, as a whole, produced operating losses of approximately $103,000 and $175,000 for the three and nine months ended September 30, 1995 compared to $76,000 and $221,000 for the same periods in 1994, after all operating expenses, including depreciation and interest expense.

INDUSTRIAL PRODUCTS DIVISION

The Industrial Products Division was sold on November 10, 1995 and has been classified as discontinued operations in the consolidated statement of operations.



                              Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           NATIONAL CAPITAL
                           MANAGEMENT CORPORATION


Date:  November 20, 1995        By:/s/ Herbert J. Jaffe
                                   Herbert J. Jaffe
                                   President



                                By:/s/ Leslie A. Filler
                                   Leslie A. Filler
                                   Principal  Financial  Officer and
                                   Principal Accounting Officer