Form 10QSB/A
period 1995-09-30
NATIONAL CAPITAL MANAGEMENT CORP
filed 1995-11-21
CIK 826495

FORM 8

                     UNITED STATES

          SECURITIES AND EXCHANGE COMMISSION

                WASHINGTON, D.C. 20549


          AMENDMENT TO APPLICATION OR REPORT

   Filed pursuant to Section 12, 13 or 15(d) of the Securities Exchange Act of 1934



       National Capital Management Corporation
(Exact name of registrant as specified in its charter)
                    AMENDMENT NO. 1
The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-QSB for the period ended September 30, 1995 as set forth in the pages attached hereto:


             Item   2.   Management's  Discussion   and
       Analysis  of Financial Condition and Results  of
       Operations

            The  last  paragraph in the  discussion  of
       Financial  Condition  and Liquidity  related  to
       the  Company's plan to repurchase its own shares
       for  treasury was amended to reflect the  change
       in   the   number   of  shares  authorized   and
       repurchased, which resulted from the Company's reverse stock split on July 11, 1995.


   Pursuant  to  the  requirements  of  the  Securities
Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned hereunto duly authorized.


                           NATIONAL CAPITAL
                           MANAGEMENT CORPORATION
                                (Registrant)


Date:  November 21, 1995        By:/s/ Herbert J. Jaffe
                                Herbert J. Jaffe
                                President

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

In February 1995 the Company initiated a plan to repurchase up to 250,000 of its own shares for treasury in the open market or through isolated transactions to December 31, 1995. Subsequent to the Company's three for one reverse stock split on July 11, 1995, the authorized amount was adjusted to 83,333. On May 11, 1995, 3,333 shares, adjusted to reflect the reverse stock split, were purchased pursuant to this plan at a cost of $9,675.

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