Form 10KSB
period 1995-12-31
NATIONAL CAPITAL MANAGEMENT CORP
filed 1996-05-02
CIK 826495

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-KSB

[ X ] Annual  Report  Pursuant  to Section 13 or 15(d)  of  the  Securities
      Exchange Act of 1934 [Fee Required]
For the fiscal year ended December 31, 1995

                               or

[   ] Transition  Report Pursuant to Section 13 or 15(d) of the  Securities
      Exchange Act of 1934 [No Fee Required]
For  the   transition  period  from  to ________________________

Commission file number 0-16819

             National Capital Management Corporation
            (Name of small business issuer in its charter)

                Delaware                                 94-3054267
(State    or   other   jurisdiction   of                (I.R.S.    Employer
Identification
 incorporation or organization)               Number)

50 California Street, San Francisco,  CA           94111
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number  (415) 989-2661

Securities registered pursuant to Section 12(b) of the Exchange Act:
                              NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:
  Common Stock, $0.01 Par
   (Title of Class)

Check  whether  the issuer (1) filed all reports required to  be  filed  by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes  X   No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.                              [ X ]

Issuer's revenues for its most recent fiscal year $13,078,705.

The aggregate market value of voting stock held by nonaffiliates of the Registrant is approximately $2,495,738 as of April 8, 1996.
                                  1,650,524
     (Number of shares of common stock outstanding as of April 8, 1996)

               Total number of pages in this document is: __
                      The exhibit index is on page 42

                             PART I

Item 1 - Description of Business

Introduction

National Capital Management Corporation ("NCMC") is a holding company that currently operates through its primary subsidiary, National Capital Benefits Corp. (collectively with NCMC, the "Company"), which purchases life insurance policies for cash, on a discounted basis, from individuals having life threatening illnesses, a transaction which is otherwise known as viatical settlements.

The Company's focus for the future will be the continued enhancement of its viatical settlement operations.

In the prior three years, the Company had been comprised of two additional distinctly different operating businesses, the Real Estate Segment and the Industrial Products Segment. However, these segments were discontinued during 1995 through the sale of principally all of their assets and/or stock.

Viatical Settlements

On March 17, 1994, the Company formed National Capital Benefits Corp. ("NCBC") to engage in the business of purchasing life insurance policies which insure the lives of individuals with life threatening illnesses. Eighty five and one half percent of NCBC's common stock, and all of its preferred stock, is owned by the Company. NCBC generally seeks to purchase policies which insure individuals having a projected life expectancy of 36 months or less. In March 1994, the Company funded NCBC with initial cash investments of $1,490,000, consisting of $1,450,000 of preferred stock and $40,000 of common stock, and purchased an additional $3,210,000 of preferred stock for cash through December 31, 1995 and an additional $552,000 through April 10, 1996.

In addition, NCBC has a revolving line of credit ("The Facility") up to $15 million, based on a formula of eligible policies purchased, from an institutional lender to be used to provide working capital and funds for the purchase of such policies. The facility is secured by all of the assets of NCBC, including purchased insurance policies, bears interest at 1/2% over the lender's prime rate or 2-7/8% over the 90 day London Inter-Bank Offer Rate ("Libor") at the option of NCBC, is subject to a commitment fee of 1/4% on the average daily unused amount of the line and expires in December 1998. NCBC had drawn approximately $9,772,000 on this line of credit as of April 10, 1996 and had an additional $1,834,000 available.

In addition, as of December 29, 1995, NCBC issued a $2,000,000 subordinated note (the "Note") bearing an interest rate of 14%
with interest payable monthly in arrears. The note is due December 31, 1998, and is secured by NCBC's purchased insurance policies, subject to the security interest granted to the Facility lender. The purchaser of the Note was granted a warrant to acquire 12% of the common stock of NCBC (68 shares) at a price of $1.47 per share. The holder of the warrant can exercise a put of the stock to NCBC under certain conditions. The warrant expires December 31, 2000.

NCBC insures 90% of the net death benefit of the acquired policies through a wholly-owned Bermuda insurance company which, in turn, has reinsured the risk with a consortium of large international insurance companies. At December 31, 1995, there was $120,000 of cash restricted to the Bermuda insurance company as required by statutory regulations. As of December 31, 1995, the face value of NCBC's purchased insurance policies remaining in its portfolio was approximately $14.4 million. During 1995, approximately $1.8 million of policies matured.

A trust whose sole trustee is an executive officer of NCBC ("the Minority Owner") owns 14-1/2% of the common stock of NCBC. The Company has entered into an agreement with the Minority Owner which prohibits the transfer of the stock held by it through July 1, 1997 and thereafter permits the Company a right of first refusal on all other transfers through the tenth anniversary of the agreement. In addition, during the period May 1, 1997 through June 30, 1997 either the Company or the Minority Owner can notify the other of a conversion election in which event the Company may at its option, either (a) issue shares of its common stock plus, in certain instances, other consideration in the amount of the appraised value (based on the fair market value of NCBC after repayment of all preferred stock) for the NCBC shares,
(b) sell NCBC on or before the anniversary date of receipt of the appraisal or (c) on or before said anniversary date distribute the shares of NCBC held by NCMC to its shareholders. If the Company issues to the Minority Owner shares of its common stock, the Company has agreed to use its best efforts to promptly effect the registration thereof if requested by the Minority Owner.

On July 29, 1994, NCBC entered into an agreement and acquired certain assets of CAPX Corporation ("CAPX"), including the rights to certain service marks, trade names and proprietary computer software. The purchase price of the assets was $125,000 and the issuance of 33,333 shares of the $.01 par value of NCMC's common stock, which was valued at $5.25 per share, adjusted to reflect the reverse stock split. In addition, the agreement which was amended in January 1996, provides that NCBC will pay CAPX a commission of up to .875% of all death benefits recognized from insurance policies in its active portfolio as of December 31, 1995 and on policies purchased during the period January 1, 1996 to July 28, 1998. As part of the agreement, NCMC can also be required by CAPX to repurchase all of its shares at $5.25 per share on or before July 29, 1996.

Nature of Business

The viatical settlement business makes it possible for people facing life threatening illnesses to sell their life insurance policies for cash at a discount from the policies' stated death benefit. The sales proceeds give them choices that they might not otherwise have, such as selecting quality health care, retaining ownership of a residence, retiring indebtedness or sharing funds with family, friends or favorite charities.

A prospective seller's medical records are reviewed by physicians retained by NCBC as consultants who specialize in treatment of the individual's particular illness or disorder. A prognosis is then made by each physician of the life expectancy of that person, which is an essential element in determining NCBC's purchasing of the policy and the terms of such purchase. Other factors to be considered when purchasing policies are the financial strength of the insurance company writing the policy, the amount of coverage provided by the policy, assignment restrictions contained in the policy, the amount of any loans against the policies, prior assignments, the beneficiary, the cost of policy premiums, issue date and type of policy.

NCBC markets its services through advertising in newspapers and periodicals and in brochures mailed to various organizations and support groups. In addition, NCBC relies on word-of-mouth, media reports, referrals from brokers, healthcare professionals, life insurance agents and life insurers as well as appearances before associations of financial planners, support groups, insurance groups and actuaries. As a result of privacy and other ethical and legal considerations, NCBC does not solicit potential applicants in person, by telephone or by direct mail.

NCBC competes with many other companies and individuals offering to purchase life insurance policies from qualifying policy holders. Insurance companies offering to advance a portion of death benefits on their own life insurance policies to policy owners who are terminally ill or who have suffered a catastrophic illness, such as a stroke, heart attack or coronary artery surgery, also compete with NCBC. NCBC competes with companies offering similar services on the basis of both service and price. It is expected that additional competitors may enter the viatical settlement business and provide similar services in the future. It is also anticipated that more insurance companies will make available partial prepayments of death benefits to policyholders facing life-threatening illnesses.

NCBC only purchases policies from residents of states where it believes there is no statutory and/or judicial authority prohibiting the enforcement of assignments of policies to assignees without an insurable interest in the insured. NCBC believes that there is no such prohibiting authority existing today. However, all states have statutes that regulate insurance businesses and, although NCBC believes there is generally no existing judicial authority on point, there can be no assurance that some or all of these statutes will not be interpreted in the future to include viatical settlement and to preclude NCBC, which is not an insurance company, from operating in the states involved. Further, several states, including New York, New Mexico, California, Kansas, Texas, Vermont, Washington, Oregon and North Carolina, have adopted statutes specifically applicable to the viatical settlement business and regulations are pending in a number of other states including Florida, Illinois, Indiana and Pennsylvania with respect to this business. Consequently, there can be no assurance that additional states will not adopt similar or dissimilar statutes regulating the industry in a manner that could have an adverse impact on its profitability. NCBC supports appropriate state regulation of viatical settlements because it believes that consumer protection provisions will increase the opportunity to expand its business.

NCBC is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

The recognition of earned discount and the ultimate profitability associated with purchased insurance policies is directly related to NCBC's assumptions regarding the remaining life expectancy of terminally ill individuals. Such estimates are made when the insurance policy is purchased based upon facts and circumstances then known, and are adjusted periodically, but not more than annually, based upon actual experience. While NCBC believes that its estimate of life expectancy, and the related recognition of earned discount will closely approximate actual experience, given the inherent scientific uncertainty of such estimates, including the potential impact of medical treatments that might extend life expectancies, there can be no assurance that these policies will mature in accordance with management's estimates.

Under the United States Internal Revenue Code of 1986, as amended, the net proceeds to a seller from the sale of his or her life insurance policy while he or she is alive is deemed to constitute taxable income. A bill has been passed by the current United States Congress as part of the 1996 Budget Reconciliation Act ("Act") to exempt from federal tax the proceeds of viatical settlements as well as the prepayment by insurance companies of death benefits on life insurance policies to individuals certified by a physician as having an illness or physical condition that can reasonably be expected to result in death in twenty-four months or less. However, the Act was vetoed by the President and efforts are presently underway to include the bill in other current federal legislation.

Discontinued Operation - Real Estate Segment

On   November  27,  1995,  the  Company  elected  to  discontinue operations of the Real Estate Segment to concentrate its  efforts
on  its  viatical  settlements  business.   The  following  is  a
description of the Company's disposal activities:

The Mart Shopping Center: On July 28, 1995, the Company sold The Mart Shopping Center ("the Mart") located on nine acres in the high technology business area of Hillsboro, Oregon, a suburb of Portland, to an individual affiliated with NCM Management Ltd., a company which provides management services to the Company. The sales proceeds included $960,000 in cash, an eighteen month note secured by a second deed of trust on the property in the amount of $910,000 and the buyer's assumption of the $1,232,501 first deed of trust secured by the property for a total purchase price of $3,102,501. The Company renegotiated payment of the note with the purchaser whereby it received a total of $800,000 in exchange for an early payoff on September 30, 1995, reducing the sale proceeds by $110,000. A gain of $1,029,894 has been recognized on this transaction in 1995.

Appletree Townhouses: The Company's wholly-owned subsidiary, Georgia Properties, Inc. ("GPI"), received a loan of $650,000 on December 21, 1995 and an additional $500,000 on February 1, 1996 from the same individual that purchased The Mart Shopping Center, in exchange for an option to purchase Appletree Townhouses for $3,500,000, which was exercised on April 3, 1996.

The sales price of $3,500,000 consisted of the aforementioned advances by the buyer totaling $1,150,000, assumption of the existing first deed loan by the buyer in the amount of $1,048,795 and a purchase money note for the balance equal to $1,301,205. The purchase money note bears interest from the date of sale at 8% per annum until it is due on December 31, 1996. In addition, the buyer is required to prepay $250,000 of this note on May 1, 1996, of which $125,000 was paid early on April 10, 1996. A gain of approximately $1,030,000 will be reported during 1996.

Florida  land:   The  Company  owns  undeveloped  land   in   Ft.
Lauderdale, Florida which is zoned for commercial/industrial use.
This parcel is currently being marketed and is expected to be sold during 1996.

Colony Ridge Apartments: Colony Ridge Apartments is an apartment complex in Decatur, Georgia which was constructed in 1968 and consists of 23 two-story buildings containing a total of 212 apartment units. This property is currently being marketed and is expected to be sold during 1996.

Redbird Trails Apartments and North Oak Apartments: On June 13, 1994 and December 8, 1994, in accordance with previous agreements dated December 30, 1993, the Company sold limited partnership interests in Redbird Trails Associates, L.P. ("Redbird") and
Signature Midwest, L.P. ("Signature"), respectively, to two unrelated entities. The Company retained a .9% interest in each partnership through two wholly-owned subsidiaries serving as the operating general partners. Such operating general partners are obligated to provide loans of up to $150,000 and $75,000 to Redbird and Signature, respectively, to fund any operating deficits, as defined, for a three year period commencing December 8, 1994.

The Company retained a contingent interest in the cash flows of these partnerships. It will receive any cash available from property operations, to the extent it exceeds approximately $61,000 annually, and any refinancing proceeds up to a total of approximately $4.5 million, plus interest at 9.25% per annum on the outstanding balance of this amount. Any proceeds of sale will be allocated, first, 99.1% to the new partners until they have received 135% of their investment, less any prior distributions. Any remaining proceeds from a sale will be allocated to the Company up to $6 million, less any distributions from operations or refinancings as described above. These arrangements have not been reflected in the Company's financial statements since their ultimate realization cannot reasonably be determined. In addition, at such time as the tax benefits have been utilized, the Company has the right to purchase the interests of the newly admitted partners for 135% of their contributed capital (minus prior cash payments). Should the
Company choose not to exercise such right to purchase the partners' interests, the newly admitted administrative general partner has the right to require the Company to sell all of the assets and liquidate the partnerships. The Company has not funded any operating deficits and has not received any excess cash flows during 1995 and 1994.

Discontinued Operation - Industrial Products Segment

The Industrial Products Segment consisted of the Company's wholly-
owned    subsidiary,   Jensen   Corporation   ("Jensen"),   which
manufactures   and  distributes  machinery  used   primarily   by
commercial  laundries, large institutions and hotels as  well  as
commercial  compactor products for waste disposal.   On  November
10, 1995, the Company sold 100% of the common stock of Jensen, located in Fort Lauderdale, Florida to AMKO USA, Inc. ("AMKO"), an affiliate of AMKO International B.V. which is based in The Netherlands, for $1,726,000. The sale proceeds included cash of $415,000 and a promissory note receivable in the amount of
$1,311,000   which  is  secured  by  Jensen's   stock,   accounts
receivable and inventory. The $1,311,000 note is guaranteed in its entirety by AMKO International B.V., and the sole shareholder of AMKO International B.V. guaranteed the first $585,000 of principal payments.

AMKO also agreed to cause Jensen to pay to the Company a $765,000 obligation in the form of a note, which was loaned to Jensen, $500,000 of which was prior to the sale and $265,000 which was simultaneous with the sale, and an intercompany balance payable by Jensen to the Company of $337,650, which are secured by the assets of Jensen. The first $765,000 of principal payments under these notes are guaranteed by AMKO International B.V.

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

The Company believes that the assets securing the three notes, and the operations of Jensen as they now exist, may not be sufficient to provide for payment of the notes. The Company has limited financial information concerning AMKO and the guarantors of the notes. Consequently, no assurance can be given that the principal or interest due on the notes will be realized in full. As of April 10, 1996, AMKO had not paid the March and April installments of interest and principal, and the Company is currently in discussion with AMKO to assure that AMKO will pay all amounts in arrears and make future payments on a timely basis. AMKO, in conjunction with these discussions, has raised certain claims concerning the financial operations of the Company prior to sale. Management believes these claims have no merit. The Company recorded a reserve of $1,000,000 for these notes as of December 31, 1995. Based upon the guarantees and estimated liquidation value of Jensen's assets which were pledged as collateral for these notes, the Company believes that this reserve is adequate.

Item 2 - Description of Property

The Company maintains offices in New York and San Francisco for use by its executive officers at the premises of Resource Holdings, Ltd. ("Resource") and NCM Management Ltd. The Company is not a party to the leases, but there is an understanding that NCMC will pay the rent for the offices in New York until 1997. In addition, in accordance with its agreement with Resource, the Company has deposited with Resource's landlord the amount of $37,746 which will be returned, plus interest, to the Company on termination of the lease (see Item 13 - Certain Relationships and Related Transactions).

NCBC maintains its headquarters in New York. Such premises occupy approximately 1,800 square feet and are leased until June 30, 1996. NCBC is currently negotiating for additional space in a different building and expects to finalize a new lease before June 1, 1996. See Note 13 of the Notes to Financial Statements which provides information with respect to the obligation.

The Company considers these properties to be suitable and adequate for its present needs. The properties are being fully utilized. See Item 1 "Business" for discussion of real properties owned in connection with the discontinued operations of the Real Estate Segment.


Item 3 - Legal Proceedings

The Company is a named defendant in a product liability lawsuit related to Jensen Corporation. Jensen Corporation maintains insurance to cover such claims. In the opinion of management, the resolution of the existing litigation will not have a material adverse impact on the financial position of the Company.


Item 4 - Submission of Matters to a Vote of Security Holders

None

                            PART II

Item  5  -   Market  for  Common Equity and  Related  Stockholder
Matters

a.                Market Information

  The  Company's  common  stock trades  on  the  NASDAQ  National
  Market System  under the symbol NCMC.

  The high and low bid prices of shares of common stock of the Company for each quarter during the years ended December 31, 1995 and 1994, are as follows:

        For the Quarter Ended                  High      Low

        December 31, 1995                   $ 1.5833   $1.1667
        September 30, 1995                    1.9167    1.5000
        June 30, 1995 *                       1.0208    0.7500
        March 31, 1995 *                      0.9375    0.8229
        December 31, 1994 *                   1.1094    0.8542
        September 30, 1994 *                  1.0625    0.9167
        June 30, 1994 *                       1.1667    1.0417
        March 31, 1994 *                      1.1771    0.9479

          * Does not reflect reverse stock
                                    split.

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

b.   Number of Holders of Common Stock

  At April 8, 1996, the approximate number of holders of record of shares of common stock of the Company was 2,703.

c.Dividends on Common Stock

  The Company has not declared any dividends on its common stock during the three year period ended December 31, 1995.


Item 6  - Selected Financial Data

Not Applicable.
Item  7  -  Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations

OVERVIEW

During  1995,  the  Company  continued  to  expand  its  Viatical
Settlement  Subsidiary  while  it discontinued  its  Real  Estate
Segment and its Industrial Products Segment.

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash was approximately $750,000 of which $120,000 was restricted for use by the Viatical Settlement Segment as required by statutory regulations. During 1995, cash used to finance operating activities, the viatical settlement business and Jensen Corporation operations was offset by the receipt of $1,760,000 on the sale of The Mart Shopping Center, $650,000 from a loan relating to the sale of Appletree Townhouses and $500,000 loaned from affiliates. The Company's cash position decreased to $264,000 as of April 10, 1996, of which $120,000 is restricted for use in the Viatical Settlement Segment, as a result of financing operating activities and the viatical settlement business and a $500,000 repayment of affiliate loans, offset by the receipt of $625,000 relating to the sale of Appletree Townhouses. As of April 10, 1996, NCBC would have been able to borrow, under the terms of its revolving credit facility, an additional $1,834,000.

Other than in its Viatical Settlement Subsidiary, the Company does not have any existing general credit facilities to fund its ongoing working capital requirements. The Company may seek additional financing through the issuance of securities on a private or public basis, or through long or short-term borrowings.

On March 17, 1994, NCBC entered into a revolving credit facility ("Old Facility") with a credit limit of $10,000,000. Interest on borrowings under the Old Facility was at 2% over a composite of several large bank prime rates or the rate on 90 day dealer commercial paper, whichever is higher, (10-3/4% and 11% at December 31, 1995 and 1994, respectively), and was subject to a commitment fee of .625% on the average daily unused amount of the line.

Effective as of December 29, 1995, NCBC entered into a revolving credit facility ("Facility") with a credit limit of up to $15,000,000, which expires December 1998. The proceeds of the loan were utilized to repay the Old Facility with another lender. The closing of the transaction was January 8, 1996. The Facility is secured by all the assets of NCBC, including purchased insurance policies. The Facility bears interest at 1/2% over the lender's prime rate or 2-7/8% over the 90 day London Inter-Bank Offer Rate ("Libor") at the option of NCBC (8-3/8% at December 31, 1995), and is subject to a commitment fee of 1/4% on the average daily unused amount of the line. Because the interest rate on the Facility adjusts quarterly based on Libor, the fair value of the borrowings under the Facility approximates the carrying amount.

Under the terms of the Facility, the lender will loan NCBC a specified percentage of the cost of the insurance policies purchased. Under the Facility, the insurance policies purchased by NCBC must meet certain underwriting criteria as established in the Facility. Repayment of outstanding principal is required as insurance proceeds from matured policies are collected. As of April 10, 1996, NCBC would have been able to borrow, under the terms of the Facility, an additional $1,834,000.

NCBC is required under the Facility to comply with covenants relating to the maintenance of its business (including purchasing a minimum level of insurance policies quarterly), insurance coverage, tangible net worth, and limitations on dividends and payments to affiliates. As of April 10, 1996, NCBC was in compliance with the Facility covenants.

In addition, as of December 29, 1995, NCBC issued a $2,000,000 subordinated note (the "Note") bearing an interest rate of 14%
with interest payable monthly in arrears. The note is due December 31, 1998, and is secured by NCBC's purchased insurance policies, subject to the security interest granted to the Facility lender. The purchaser of the Note was granted a warrant to acquire 12% of the common stock of NCBC (68 shares) at a price of $1.47 per share. The holder of the warrant can exercise a put of the stock to NCBC under certain conditions. The warrant expires December 31, 2000.

The proceeds from issuing the Note were received on January 8, 1996, and used to reduce the outstanding balance of the Facility.

On July 29, 1994, NCBC entered into an agreement and acquired certain assets of CAPX Corporation ("CAPX"), including the rights to certain service marks, trade names and proprietary computer software. The purchase price of the assets was $125,000 and the issuance of 33,333 shares of the $.01 par value of NCMC's common stock, which was valued at $5.25 per share, adjusted to reflect the reverse stock split. In addition, the agreement which was amended in January 1996, provides that NCBC will pay CAPX a commission of up to .875% of all death benefits recognized from insurance policies in its active portfolio as of December 31, 1995 and on policies purchased during the period January 1, 1996 to July 28, 1998. As part of the agreement, NCMC can also be required by CAPX to repurchase all of its shares at $5.25 per share on or before July 29, 1996.

On   November  27,  1995,  the  Company  elected  to  discontinue operations of the Real Estate Segment to concentrate its  efforts
on  its  viatical  settlements  business.   The  following  is  a
description of Company's disposal activities:

The Mart Shopping Center: On July 28, 1995, the Company sold The Mart Shopping Center ("the Mart") located on nine acres in the high technology business area of Hillsboro, Oregon, a suburb of Portland, to an individual affiliated with NCM Management Ltd., a company which provides management services to the Company. The sales proceeds included $960,000 in cash, an eighteen month note secured by a second deed of trust on the property in the amount of $910,000 and the buyer's assumption of the $1,232,501 first deed of trust secured by the property for a total purchase price of $3,102,501. The Company renegotiated payment of the note with the purchaser whereby it received a total of $800,000 in exchange for an early payoff on September 30, 1995, reducing the sale proceeds by $110,000. A gain of $1,029,894 was recognized on this transaction in 1995.

Appletree Townhouses: The Company's wholly-owned subsidiary, Georgia Properties, Inc. ("GPI"), received a loan of $650,000 on December 21, 1995 and an additional $500,000 on February 1, 1996 from the same individual that purchased The Mart Shopping Center, in exchange for an option to purchase Appletree Townhouses for $3,500,000, which was exercised on April 3, 1996.

The sales price of $3,500,000 consisted of the aforementioned advances by the buyer totaling $1,150,000, assumption of the existing first deed loan by the buyer in the amount of $1,048,795 and a purchase money note for the balance equal to $1,301,205. The purchase money note bears interest from the date of sale at 8% per annum until it is due on December 31, 1996. In addition, the buyer is required to prepay $250,000 of this note on May 1, 1996, of which $125,000 was paid early on April 10, 1996. A gain of approximately $1,030,000 will be reported during 1996.

Florida  land:   The  Company  owns  undeveloped  land   in   Ft.
Lauderdale, Florida which is zoned for commercial/industrial use.
This parcel is currently being marketed and is expected to be sold during 1996.

Colony Ridge Apartments: Colony Ridge Apartments is an apartment complex in Decatur, Georgia which was constructed in 1968 and consists of 23 two-story buildings containing a total of 212 apartment units. This property is currently being marketed and is expected to be sold during 1996.

Redbird Trails Apartments and North Oak Apartments: On June 13, 1994 and December 8, 1994, in accordance with previous agreements dated December 30, 1993, the Company sold limited partnership interests in Redbird Trails Associates, L.P. ("Redbird") and
Signature Midwest, L.P. ("Signature"), respectively, to two unrelated entities. The Company retained a .9% interest in each partnership through two wholly-owned subsidiaries serving as the operating general partners. Such operating general partners are obligated to provide loans of up to $150,000 and $75,000 to Redbird and Signature, respectively, to fund any operating deficits, as defined, for a three year period commencing December 8, 1994.

The Company retained a contingent interest in the cash flows of these partnerships. It will receive any cash available from property operations, to the extent it exceeds approximately $61,000 annually, and any refinancing proceeds up to a total of approximately $4.5 million, plus interest at 9.25% per annum on the outstanding balance of this amount. Any proceeds of sale will be allocated, first, 99.1% to the new partners until they have received 135% of their investment, less any prior distributions. Any remaining proceeds from a sale will be allocated to the Company up to $6 million, less any distributions from operations or refinancings as described above. These arrangements have not been reflected in the Company's financial statements since their ultimate realization cannot reasonably be determined. In addition, at such time as the tax benefits have been utilized, the Company has the right to purchase the interests of the newly admitted partners for 135% of their contributed capital (minus prior cash payments). Should the
Company choose not to exercise such right to purchase the partners' interests, the newly admitted administrative general partner has the right to require the Company to sell all of the assets and liquidate the partnerships. The Company has not funded any operating deficits and has not received any excess cash flows during 1995 and 1994.

The Industrial Products Segment was also discontinued during 1995. It consisted of the Company's wholly-owed subsidiary, Jensen Corporation ("Jensen"), which manufactures and distributes machinery used primarily by commercial laundries, large institutions and hotels as well as commercial compactor products for waste disposal. On November 10, 1995, the Company sold 100% of the common stock of Jensen, located in Fort Lauderdale, Florida to AMKO USA, Inc. ("AMKO"), an affiliate of AMKO International B.V. which is based in The Netherlands, for $1,726,000. The sale proceeds included cash of $415,000 and a promissory note receivable in the amount of $1,311,000 which is secured by Jensen's stock, accounts receivable and inventory. The $1,311,000 note is guaranteed in its entirety by AMKO
International B.V., and the sole shareholder of AMKO International B.V. guaranteed the first $585,000 of principal payments.

AMKO also agreed to cause Jensen to pay to the Company a $765,000 obligation in the form of a note, which was loaned to Jensen, $500,000 of which was prior to the sale and $265,000 which was simultaneous with the sale, and an intercompany balance payable by Jensen to the Company of $337,650, which are secured by the assets of Jensen. The first $765,000 of principal payments under these notes are guaranteed by AMKO International B.V.

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

The Company believes that the assets securing the three notes, and the operations of Jensen as they now exist, may not be sufficient to provide for payment of the notes. The Company has limited financial information concerning AMKO and the guarantors of the notes. Consequently, no assurance can be given that the principal or interest due on the notes will be realized. in full. As of April 10, 1996, AMKO had not paid the March and April installments of interest and principal, and the Company is currently in discussion with AMKO to assure that AMKO will pay all amounts in arrears and make future payments on a timely basis. AMKO, in conjunction with these discussions, has raised certain claims concerning the financial operations of the Company prior to sale. Management believes these claims have no merit. The Company recorded a reserve of $1,000,000 for these notes as of December 31, 1995. Based upon the guarantees and estimated liquidation value of Jensen's assets which were pledged as collateral for these notes, the Company believes that this reserve is adequate.

On May 11, 1995, the Company repurchased 3,333 shares of its common stock, adjusted to reflect the reverse stock split, for treasury at a cost of $9,675.

RESULTS OF OPERATIONS FOR 1995 COMPARED TO 1994

National Capital Benefits Corp. ("NCBC") commenced operations on March 17, 1994. During the periods ended December 31, 1995 and
1994, NCBC had purchased at face value (including those in escrow) approximately $12.9 million and $3.6 million of policies, respectively. During 1995 and 1994, $1,871,000 and $275,000, respectively, of policies matured. These policies had related direct costs of $1,518,000 and $226,680 and a corresponding gross profit of $353,000 and $48,320 for the same periods. NCBC had approximately $14.4 million at face value of such policies remaining in its portfolio at December 31, 1995. Additional gross revenues of $4,965,196 and $346,101 were accrued and related direct costs of $3,988,685 and $332,485 were amortized during 1995 and 1994, respectively, pursuant to NCBC's policy to accrete such revenue and costs over the period from the purchase of the policy to the estimated date of collection of the face value of the policy. During 1995, as a result of its first full year of operations and significant increase in purchased policies, NCBC's earned discount increased to $1,329,511 from $61,936 in 1994. NCBC incurred operating expenses of approximately $1.4 million and $1.2 million for the periods ended December 31, 1995 and 1994, respectively, primarily for wages, advertising, consulting and professional fees, lender fees, travel and entertainment and office supplies.

Additionally, during 1994, approximately $300,000 of costs were capitalized prior to commencement of operations for organization of the business and obtaining its credit line. NCBC expanded its operations by acquiring from CAPX Corporation on June 29, 1994 substantially all of its operating assets (other than cash, securities and purchased insurance policies), including the trade names of its wholly-owned subsidiaries, Living Benefits Inc. and American Life Resources, Inc.
Item 8 - Financial Statements and Supplementary Data


            NATIONAL CAPITAL MANAGEMENT CORPORATION

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Public Accountants                            16
Consolidated Balance Sheets at December 31, 1995 and 1994           17

Consolidated Statements of Operations for the years ended           18
December 31, 1995, 1994, and 1993

Consolidated Statements of Shareholders' Equity for the years       19
ended December 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows for the years ended December    20
31, 1995, 1994 and 1993

Notes to Consolidated Financial Statements                       21-33








            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




The Board of Directors and Shareholders of
National Capital Management Corporation



We have audited the accompanying consolidated balance sheet of National Capital Management Corporation (a Delaware corporation) as of December 31, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company for the years ended December 31, 1994 and 1993, were audited by other auditors whose report dated March 24, 1995, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Capital Management Corporation at December 31, 1995, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                   /s/Arthur Andersen LLP



New York, New York
April 10, 1996

      NATIONAL CAPITAL MANAGEMENT CORPORATION
            CONSOLIDATED BALANCE SHEETS
                                                            December 31,
                                                         1995          1994

ASSETS
Cash                                                $    634,892   $    671,022
Restricted cash                                          120,000        120,000
Accounts receivable                                       39,730      1,321,207
Note and subscription receivable (Notes 4 and 5)       3,413,650           --
Accrued insurance proceeds                             5,467,122        345,289
Pruchased insurance policies (notes 2 and 3)           7,977,044      2,703,859
Property and equipment, less accumulated
 depreciation of $65,400 and $50,267 at
 December 31, 1995 and 1994, respectively                 82,254         80,958
Net assets of discontinued operations:
 Real estate segment (Note 7)                          3,051,277      4,627,288
 Industrial products segment (Note 8)                         --      1,758,805
Deferred financing costs                                 305,000        101,935
Other assets                                             253,531        646,305
Total assets                                        $  21,344,500  $ 12,376,668

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses               $   1,770,789  $    494,337
Revolving credit facility                              9,570,830      2,184,242
Advances due affiliates (Note 12)                        500,000            --
Subordinated note payable                              2,000,000            --
Finder's fee payable                                     150,000        200,000
Total liabilities                                     13,991,619      2,878,579
Common stock repurchase obligation                       175,000       175,000
Shareholders' equity (Notes 10 and 11):
 Preferred stock, $0.01 par value, 3,000,000 shares
  authorized, no shares issued or outstanding                 --            --
 Common stock, $0.01 par value, 6,666,666 shares
  authorized, 1,790,390 shares issued                     17,904        17,904
 Additional paid-in capital                           23,123,951    23,123,951
 Accumulated deficit                                 (15,739,757)  (13,604,224)
 Treasury stock, 139,866 and 136,533 shares at
  December 31, 1995 and 1994, respectively              (224,217)     (214,542)
Total shareholders' equity                             7,177,881     9,323,089
Total liabilities and shareholders' equity          $ 21,344,500  $ 12,376,668

NATIONAL CAPITAL MANAGEMENT CORPORATION
 CONSOLIDATED STATEMENTS OF OPERATIONS
                                             Year Ended December 31,
                                            1995          1994         1993

Revenue accrued and received            $ 6,836,196  $   621,101  $         --
Cost of insurance policies                5,506,685      559,165            --
Earned discount                           1,329,511       61,936            --
Interest expense                            568,551       10,227            --
Earned discount after interest expense      760,960       51,709            --
Selling and administrative exps           1,186,606    1,044,268            --
Depreciation and amortization               392,334       99,338            --
Loss from continuing operations
 before other income and expense           (817,980)  (1,091,897)           --
Other (income) expense:
 Corporate administrative expense           769,435    1,132,181     1,060,564
 Other income                                    --            --             --
 Other interest income, net                 (61,333)     (54,049)            --
Loss from continuing operations
 before income taxes                     (1,526,082)  (2,170,029)   (1,060,564
Income taxes (Note 9)                            --            --             --
Net loss from continuing operations      (1,526,082)  (2,170,029)   (1,060,564
Discontinued operations:
 Net operating loss:
  Real estate segment (Note 7)             (538,181)    (562,673)     (744,212)
  Industrial products segment (Note 8)   (1,192,209)    (351,197)     (394,883)
 Net gain on sale of:
  Real estate properties                  1,029,894    2,141,858       828,659
  Industrial products segment                91,045           --             --
Net income (loss) from
 discontinued operations                   (609,451)   1,227,988      (310,436)
Net loss                                $(2,135,533) $  (942,041)  $(1,371,000
Net loss from continuing
 operations per share                   $    (0.92)  $    (1.31)  $     (0.63)
Net income (loss) from discontinued
 operations per share                        (0.37)         0.74        (0.18)
Net loss per share                      $    (1.29)  $    (0.57)  $     (0.81)
Average number of shares
 outstanding (Note 11)                    1,651,711    1,656,271     1,691,224

    NATIONAL CAPITAL MANAGEMENT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                     Additional                             Total
                            Common    Paid-In   Accumulated   Treausry  Shareholders'
                            Stock     Capital     Deficit      Stock     Equity
Balances at
 December 31, 1992      $ 54,289  $23,673,649 $(11,291,183) $(535,500) $11,901,25
Net loss                     --         --      (1,371,000)       --    (1,371,000)
Balances at
 December 31, 1993        54,289   23,673,649  (12,662,183)  (535,500)  10,530,255
Acquisition of treasury
  stock                      --          --           --      (265,125)    (265,125)
Balance of treasury
 stock                       --      (157,000)         --       157,000          --
Net loss                     --          --        (942,041)       --     (942,041)
Balances at
 December 31, 1994        54,289   23,516,649   (13,604,224)  (643,625)   9,323,089
Acquisition of treasury
 stock                       --           --           --       (9,675)      (9,675)
Reverse stock split      (36,385)    (392,698)           -      429,083          --
Net loss                      --            --   (2,135,533)        --   (2,135,533)
Balances at
 December 31, 1995      $ 17,904  $23,123,951  $(15,739,757) $ (224,217) $7,177,881

NATIONAL CAPITAL MANAGEMENT CORPORATION
 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 Year Ended December 31,
                                               1995       1994          1993

Cash flows from operating activities:
 Net loss                                $ (2,135,533)  $ (942,041)  $ (1,371,000)
 Adjustment to reconcile net loss to
 net cash provided by (used in)
 operating activities:
   (Income) loss from discontinued
   operations                                 609,451   (1,227,988)       310,436
   Depreciation and amortization              496,818      116,995           -
   Earned discounts on insurance
    polciies                                 (976,511)    (13,616)           -
 Changes in operating assets and
   liabilities:
   Decrease (increase) in accounts
     receivable                             1,281,477   (1,298,725)           -
   Increase (decrease) in accounts
    payable and accrued liabilities         1,276,452      (25,729)           -
   Increase (decrease) in finders'
     fee payable                              (50,000)     200,000           -
 Net cash provided by (used in)
  operating activities                        502,154   (3,191,104)   (1,060,564)
 Net cash related to
  discontinued operations                    1,311,715   2,795,577   1,315,394
Cash flows from investing activities:
 Purchased insurance policies              (11,289,507) (3,310,532)           -
 Proceeds from maturities of insurance
  polciies                                   1,871,000     275,000           -
 Additions to property and equipment           (16,429)    (37,734)           -
 Increase in other assets                     (291,976)   (567,194)           -
  Net cash used in investing activities     (9,726,912) (3,640,460)           -
Cash flow from financing activities:
 Additions to restricted cash                       -     (120,000)           -
 Borrowings on revolving credit facility     9,257,297   2,435,000           -
 Repayments on revolving credit facility    (1,870,709)   (250,758)           -
 Additions to advances due affiliates          500,000           -            -
 Acquisition of treasury stock                  (9,675)   (265,125)           -
 Issuance of treasury stock                         -      175,000           -
 Net cash provided by financing
  activities                                 7,876,913   1,974,117           -
(Decrease) increase in cash
 and equivalents                               (36,130) (2,061,870)     254,830
Cash and equivalents at beginning
 of period                                     671,022   2,732,892   2,478,062
Cash and equivalents at end of period      $   634,892  $  671,022  $2,732,892

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

National Capital Management Corporation ("NCMC") is a holding company that currently operates through its primary subsidiary, National Capital Benefits Corp. ("NCBC") (collectively with NCMC, the "Company").

NCBC purchases life insurance policies which insure the lives of individuals with life threatening illnesses, a transaction which is otherwise known as viatical settlements. NCBC becomes the holder and beneficiary of these policies and receives the proceeds from the insurance policy upon the death of the insured (the "maturity date").

The Company's focus for the future will be the continued enhancement of its viatical settlement operations.

In the prior three years, the Company had been comprised of two additional distinctly different operating businesses, the Real Estate Segment and the Industrial Products Segment. However, these segments were discontinued during 1995 through the sale of principally all of their assets and/or stock (see Notes 7 and 8).

Consolidation Principles

The consolidated financial statements include the accounts of the
Company   and  all  of  its  majority-owned  subsidiaries.    All
significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain  amounts as presented in prior year financial  statements
have   been  reclassified  to  conform  with  the  current   year
presentation.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restricted Cash - Certain cash held by NCBC is restricted as to use under the terms of certain escrow agreements and Bermuda insurance laws. Accordingly, this restricted cash has been classified as such in the accompanying financial statements.

Purchased Insurance Policies - NCBC purchases life insurance policies from terminally ill individuals at a discount from the policy's net face value (amount paid by the insurance carrier upon the death of the insured). The amount of the discount is determined by the life expectancy of the insured. During 1995 and 1994, the majority of the policies purchased by NCBC were from insureds with an estimated remaining life of less than 24 months.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Purchased insurance policies are stated at amortized cost. Costs capitalized include the purchase price paid to the insured (or "viator"), and certain direct and indirect costs related to the acquisition of such policies (see Note 3). The insurance policies purchased by the Company have been issued by various credit worthy insurance carriers, none of which represent a significant concentration of risk. NCBC has an insurance contract with NCB Insurance Ltd. ("NCB"), a wholly-owned subsidiary of NCBC, which automatically provides for payment of 90% of the face value of the policies purchased at a specified period of time after the expected maturity date, in accordance with the contract. NCB, in turn, has reinsured this risk with several large, non-affiliated international reinsurance companies. NCBC, through NCB, maintains a participation in the residual 10%.

Accrued   Insurance   Proceeds  -  Accrued   insurance   proceeds
represents the accrued portion of insurance proceeds receivable on purchased policies that have not yet matured and amounts due on matured policies not yet received (see Note 3).

Revenue and Cost Recognition - Revenue related to expected insurance proceeds is recognized by accreting the face value of purchased policies ratably over the period from the policy purchase date to the estimated maturity date ("accrual period"). Costs related to the purchase of insurance policies are also recognized through the amortization of such capitalized costs ratably over the accrual period. The difference between revenue and costs recognized each period represents NCBC's earned discount on purchased insurance policies.

The length of the accrual period is determined by NCBC based upon its best estimate of the maturity date (i.e. date on which it will collect the face value of the policy). Such life expectancy estimates are based upon a review of the insured's medical records by NCBC's panel of medical specialists, as adjusted for actual collection experience on policies that have matured to date. Should the policy mature earlier than expected, the entire proceeds and costs will be recognized at that time, less any amounts previously accrued or amortized.

NCBC  periodically,  but  not  more than  annually,  adjusts  the accrual period based upon actual collection experience on matured
policies.   Adjustments  to  such  estimates,  if  required,  are
recognized in the period determined.

For 1994, given the limited number of policies purchased, and the lack of actual collection experience, NCBC accreted 90% of the expected face value of the policy over the accrual period, which was estimated as the period from the policy purchase date to the date on which the Company would receive proceeds under its reinsurance contract with NCB. NCBC's actual collection experience during 1995 suggests that the majority of purchased policies will mature within their expected maturity date, as adjusted for the Company's historical experience, and will not represent a claim under its insurance contract with NCB. As such, the Company revised its estimate of the ultimate insurance proceeds to be collected from 90% to 100% of face value and its estimate of the accrual period. The impact of such estimate revisions on the 1994 earned discount reflected in the accompanying financial statements were not material.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment - Property and equipment is stated at amortized cost. Depreciation is computed using the straight-line and accelerated methods over the estimated useful lives of the assets.

Deferred Financing Costs - Costs that have been incurred to establish NCBC's revolving credit facility are deferred and amortized over the terms of the financing arrangement using the effective interest rate method.

Amortization  -  Organization  and  other  intangible  costs  are amortized  using  the straight-line method  over  three  to  five
years.   Closing costs relating to origination of  the  revolving
credit facility are being amortized over three years.

Income Taxes - Income taxes are accounted for in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". As required under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and the respective tax basis amounts. Deferred tax assets and liabilities are measured under tax rates that are expected to apply to taxable income in the years in which these differences are expected to be settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period of the tax change.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principals requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

The recognition of earned discount and the ultimate profitability associated with purchased insurance policies is directly related to NCBC's assumptions regarding the remaining life expectancy of terminally ill individuals. Such estimates are made when the insurance policy is purchased based upon facts and circumstances then known, and are adjusted periodically, but not more than annually, based upon actual experience. While NCBC believes that its estimate of life expectancy, and the related recognition of earned discount will closely approximate actual experience, given the inherent scientific uncertainty of such estimates, including the potential impact of medical treatments that might extend life expectancies, there can be no assurance that these policies will mature in accordance with management's estimates.

Statement of Cash Flows

The Company considers all short-term highly liquid investments purchased with a maturity of three months or less to be cash and equivalents for purposes of the Consolidated Statement of Cash
Flows.

Cash paid for interest was $913,447, $749,199 and $1,188,144 for 1995, 1994, and 1993, respectively. The Company paid no material amounts for income taxes during these years.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

During 1995, the Company sold one real estate property in a transaction in which the purchaser assumed a first mortgage obligation of the Company in the amount of $1,232,501 and recognized a gain of $1,029,894 in connection with the sale during 1995.

During 1994, the Company sold 99.1% of its investment in Redbird Trails Associates, L.P. and Signature Midwest, L.P. whereby the Company accounts for its investments using the equity method and, accordingly, two first mortgage obligations of the Company in the amount of $5,202,698 were eliminated.

During 1993, the Company sold one real estate property in a transaction in which the purchaser assumed a first mortgage obligation of the Company in the amount of $3,659,476. The Company also received a promissory note in the amount of $938,500 and recognized a gain in the same amount in connection with the collection of this balance during 1994.

Per Share Amounts

Per share information has been computed based on the weighted average number of common shares outstanding. Outstanding options and warrants to purchase common shares have not been included in the computation because their effect would be antidilutive. All per share amounts have been adjusted to reflect the reverse stock split on a retroactive basis (Note 11).


NOTE  3  -  ACCRUED  INSURANCE PROCEEDS AND  PURCHASED  INSURANCE
POLICIES

Purchased insurance policies and accrued insurance proceeds consist of the following:

                                             December 31,
                                            1995        1994
Costs paid to viator                   $ 10,487,660   $ 2,727,596
Other direct and indirect
 acquisition costs                        1,051,510       308,748
Less amortized costs                     (3,562,126)     (332,485)
Total purchased insurance policies     $  7,977,044   $ 2,703,859


Accrued insurance proceeds             $  4,219,216   $   320,289
Insurance proceeds fully accrued:
 Not yet matured                          1,081,906           --
 Matured not yet received                   166,000        25,000
                                       $  5,467,122   $   345,289

At December 31, 1995 and 1994, the face value of purchased insurance policies remaining in NCBC's portfolio was approximately $14.4 million and $3.3 million, respectively. During 1995, NCBC purchased policies with a face value of approximately $12.9 million and approximately $1.8 million face value of policies matured.
NOTE 4 - REVOLVING CREDIT FACILITY AND SUBORDINATED DEBT

On March 17, 1994, NCBC entered into a revolving credit facility ("Old Facility") with a credit limit of $10,000,000. Interest on borrowings under the Old Facility was at 2% over a composite of several large bank prime rates or the rate on 90 day dealer commercial paper, whichever is higher, (10-3/4% and 11% at December 31, 1995 and 1994, respectively), and was subject to a commitment fee of .625% on the average daily unused amount of the line.

Effective as of December 29, 1995, NCBC entered into a revolving credit facility ("Facility") with a credit limit of up to $15,000,000, which expires December 1998. The proceeds of the loan were utilized to repay the Old Facility with another lender. The closing of the transaction was January 8, 1996. The Facility is secured by all the assets of NCBC, including purchased insurance policies. The Facility bears interest at 1/2% over the lender's prime rate or 2-7/8% over the 90 day London Inter-Bank Offer Rate ("Libor") at the option of NCBC (8-3/8% at December 31, 1995), and is subject to a commitment fee of 1/4% on the average daily unused amount of the line. Because the interest rate on the Facility adjusts quarterly based on Libor, the fair value of the borrowings under the Facility approximates the carrying amount.

Under the terms of the Facility, the lender will loan NCBC a specified percentage of the cost of the insurance policies purchased. Under the Facility, the insurance policies purchased by NCBC must meet certain underwriting criteria as established in the Facility. The Facility requires that the Company pay one year of regular premiums and the reinsurance premium on the policy at the time such policies are purchased. Repayment of outstanding principal is required as insurance proceeds from matured policies are collected. As of April 10, 1996, NCBC would have been able to borrow, under the terms of the Facility, an additional $1,834,000.

NCBC is required under the Facility to comply with covenants relating to the maintenance of its business (including purchasing a minimum level of insurance policies quarterly), insurance coverage, tangible net worth, and limitations on dividends and payments to affiliates. As of April 10, 1996, NCBC was in compliance with the Facility covenants.

In addition, as of December 29, 1995, NCBC issued a $2,000,000 subordinated note (the "Note") bearing interest at a rate of 14% with interest payable monthly in arrears. The note is due December 31, 1998, and is secured by NCBC's purchased insurance policies, subject to the security interest granted to the Facility lender. The purchaser of the Note was granted a warrant to acquire 12% of the common stock of NCBC (68 shares) at a price of $1.47 per share. The holder of the warrant can exercise a put of the stock to NCBC under certain conditions. The warrant expires December 31, 2000.

The proceeds from issuing the Note were received on January 8, 1996, and used to reduce the outstanding balance of the Facility.

NOTE 5 - NOTE AND SUBSCRIPTION RECEIVABLE

Note and subscription receivable consists of the following:

                                              December 31,
                                            1995        1994
Subscription receivable (Note 4)       $  2,000,000   $      --
Note receivable from AMKO USA, Inc.
 (Note 8)                                 2,413,650          --
Less reserve (see Note 8)                (1,000,000)         --
                                       $  3,413,650   $      --


NOTE 6 - TRANSACTIONS WITH AFFILIATES

For the three-year period ended December 31, 1995, the Company had agreements with NCM Management Ltd., a company affiliated with Mr. Herbert J. Jaffe, President and a director of the Company, to provide management services to the Company. The Company also provided the compensation and benefits of the president. Costs incurred under these agreements amounted to $307,322, $324,163 and $353,753 for 1995, 1994 and 1993,
respectively.

James J. Pinto serves as Chairmen of the Board of Directors. Pursuant to an employment agreement entered into in 1990, and subsequently modified effective January 1, 1994, Mr. Pinto has acted in the same capacity. Pursuant to a Consulting Agreement dated as of January 1, 1992, Mr. Shaw provided services as a consultant to the Company on a nonexclusive basis through December 31, 1993. This agreement was amended effective January 1, 1994 whereby Mr. Shaw acted in the capacity of Chief Executive Officer through March 31, 1995.

Effective April 1, 1995, Messrs. Pinto and Shaw entered into new agreements with the Company to act in the same capacities through March 31, 1997, with options to extend these agreements for one year if certain conditions are met. They will receive annual compensation of $125,000 each plus Mandatory Incentive Bonuses which are based on achieving certain Company operating objectives, plus Discretionary Bonuses which may be granted at the option of the Board of Directors. If these agreements are terminated by the Company other than for cause, disability or death, Messrs. Pinto and Shaw shall be entitled to receive their base compensation through the existing term.

Messrs. Pinto and Shaw were each compensated $142,500, $257,500 and $247,500 for 1995, 1994 and 1993, respectively, pursuant to these agreements, plus $108,659, $133,116 and $150,812, respectively, was paid for other costs, certain office expenses, including rent for the offices in New York, and related services incurred for Company business.

NOTE 7 - DISCONTINUED OPERATIONS - REAL ESTATE SEGMENT

On   November  27,  1995,  the  Company  elected  to  discontinue operations of the Real Estate Segment to concentrate its  efforts
on  its  viatical  settlements  business.   The  following  is  a
description of the Company's disposal activities:

The Mart Shopping Center: On July 28, 1995, the Company sold The Mart Shopping Center ("the Mart") located on nine acres in the high technology business area of Hillsboro, Oregon, a suburb of Portland, to an individual affiliated with NCM Management Ltd., a company which provides management services to the Company. The sales proceeds included $960,000 in cash, an eighteen month note secured by a second deed of trust on the property in the amount of $910,000 and the buyer's assumption of the $1,232,501 first deed of trust secured by the property for a total purchase price of $3,102,501. The Company renegotiated payment of the note with the purchaser whereby it received a total of $800,000 in exchange for an early payoff on September 30, 1995, reducing the sale proceeds by $110,000. A gain of $1,029,894 was recognized on this transaction in 1995.

Appletree Townhouses: The Company's wholly-owned subsidiary, Georgia Properties, Inc. ("GPI"), received a loan of $650,000 on December 21, 1995 and an additional $500,000 on February 1, 1996 from the same individual that purchased The Mart Shopping Center, in exchange for an option to purchase Appletree Townhouses for $3,500,000, which was exercised on April 3, 1996.

The sales price of $3,500,000 consisted of the aforementioned advances by the buyer totaling $1,150,000, assumption of the existing first deed loan by the buyer in the amount of $1,048,795 and a purchase money note for the balance equal to $1,301,205. The purchase money note bears interest from the date of sale at 8% per annum until it is due on December 31, 1996. In addition, the buyer is required to prepay $250,000 of this note on May 1, 1996, of which $125,000 was paid early on April 10, 1996. A gain of approximately $1,030,000 will be reported during 1996.

Florida  land:   The  Company  owns  undeveloped  land   in   Ft.
Lauderdale, Florida which is zoned for commercial/industrial use.
This parcel is currently being marketed and is expected to be sold during 1996.

Colony Ridge Apartments: Colony Ridge Apartments is an apartment complex in Decatur, Georgia which was constructed in 1968 and consists of 23 two-story buildings containing a total of 212 apartment units. This property is currently being marketed and is expected to be sold during 1996.

Redbird Trails Apartments and North Oak Apartments: On June 13, 1994 and December 8, 1994, in accordance with previous agreements dated December 30, 1993, the Company sold limited partnership interests in Redbird Trails Associates, L.P. ("Redbird") and
Signature Midwest, L.P. ("Signature"), respectively, to two unrelated entities. The Company retained a .9% interest in each partnership through two wholly-owned subsidiaries serving as the operating general partners. Such operating general partners are obligated to provide loans of up to $150,000 and $75,000 to Redbird and Signature, respectively, to fund any operating deficits, as defined, for a three year period commencing December 8, 1994.
NOTE   7   -  DISCONTINUED  OPERATIONS  -  REAL  ESTATE   SEGMENT
(Continued)

The Company retained a contingent interest in the cash flows of these partnerships. It will receive any cash available from property operations, to the extent it exceeds approximately $61,000 annually, and any refinancing proceeds up to a total of approximately $4.5 million, plus interest at 9.25% per annum on the outstanding balance of this amount. Any proceeds of sale will be allocated, first, 99.1% to the new partners until they have received 135% of their investment, less any prior distributions. Any remaining proceeds from a sale will be allocated to the Company up to $6 million, less any distributions from operations or refinancings as described above. These arrangements have not been reflected in the Company's financial statements since their ultimate realization cannot reasonably be determined. In addition, at such time as the tax benefits have been utilized, the Company has the right to purchase the interests of the newly admitted partners for 135% of their contributed capital (minus prior cash payments). Should the
Company choose not to exercise such right to purchase the partners' interests, the newly admitted administrative general partner has the right to require the Company to sell all of the assets and liquidate the partnerships. The Company has not funded any operating deficits and has not received any excess cash flows during 1995 and 1994.

The results of the Real Estate Segment have been reported separately as discontinued operations in these consolidated statements of operations. Prior period financial statements have been restated to present the Real Estate Segment as a discontinued operation.

Summarized below are the operations of the Company's Real  Estate
Segment for the years ended December 31, 1995, 1994 and 1993.

                                 For the Year Ended December 31,
                                   1995          1994          1993

Total revenues                $ 2,260,458   $  3,613,978   $ 5,219,325
Costs and expenses:
 Operations and maintenance     1,368,620      1,916,210     2,803,479
 Property taxes and insurance     286,335        432,916       667,726
 Depreciation and                 662,831        895,338     1,245,619
amortization .
 Net interest                     323,478        678,125     1,187,877
 Corporate administrative
  expenses                        157,375        254,062       217,144
 Other income                           -              -      (102,913)
 Interest income                        -              -       (55,395)
Total costs and expenses        2,798,639      4,176,651     5,963,537
Loss from operations             (538,181)      (562,673)     (744,212)
Income taxes                            -              -              -
Net loss                       $ (538,181)   $  (562,673)   $ (744,212)

NOTE   7   -  DISCONTINUED  OPERATIONS  -  REAL  ESTATE   SEGMENT
(Continued)

The components of the Real Estate Segment net assets from discontinued operations in the consolidated balance sheet as of December 31, 1995 and 1994, are as follows:

                                                  December 31,
                                                 1995         1994
Rental properties, less accumulated
 depreciation of $1,758,246 and $3,082,626
 as of December 31, 1995 and 1994            $ 6,481,587  $  8,710,068
 respectively
Mortgage note payable                         (3,201,750)   (3,961,497)
Other, net                                      (228,560)     (121,283)
                                             $ 3,051,277  $  4,627,288


NOTE 8 - DISCONTINUED OPERATION - INDUSTRIAL PRODUCTS SEGMENT

On November 10, 1995, the Company sold 100% of the common stock of Jensen Corporation ("Jensen"), located in Fort Lauderdale, Florida to AMKO USA, Inc. ("AMKO"), an affiliate of AMKO International B.V. which is based in The Netherlands, for $1,726,000. The sale proceeds included cash of $415,000 and a promissory note receivable in the amount of $1,311,000 which is secured by Jensen's stock, accounts receivable and inventory. The $1,311,000 note is guaranteed in its entirety by AMKO
International B.V., and the sole shareholder of AMKO International B.V. guaranteed the first $585,000 of principal payments.

AMKO also agreed to cause Jensen to pay to the Company a $765,000 obligation in the form of a note, which was loaned to Jensen, $500,000 of which was prior to the sale and $265,000 which was simultaneous with the sale, and an intercompany balance payable by Jensen to the Company of $337,650, which are secured by the assets of Jensen. The first $765,000 of principal payments under these notes are guaranteed by AMKO International B.V.

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

The Company believes that the assets securing the three notes, and the operations of Jensen as they now exist, may not be sufficient to provide for payment of the notes. The Company has limited financial information concerning AMKO and the guarantors of the notes. Consequently, no assurance can be given that the principal or interest due on the notes will be realized in full. As of April 10, 1996, AMKO had not paid the March and April installments of interest and principal, and the Company is currently in discussion with AMKO to assure that AMKO will pay all amounts in arrears and make future payments on a timely basis. AMKO, in conjunction with these discussions, has raised certain claims concerning the financial operations of the Company prior to sale. Management believes these claims have no merit.
NOTE  8  -  DISCONTINUED OPERATION - INDUSTRIAL PRODUCTS  SEGMENT
(Continued)

The  Company provided a reserve of $1,000,000 as of December  31,
1995.   Based upon the guarantees and estimated liquidation value
of Jensen's assets which were pledged as collateral for these notes, the Company believes that this reserve is adequate.

The results of the Industrial Products Segment have been reported separately as discontinued operations in these consolidated statements of operations. Prior period financial statements have been restated to present the Industrial Products Segment as a discontinued operation.

Summarized  below are the operations of the Company's  Industrial
Products Segment for the years ended December 31, 1995, 1994  and
1993.

                                    For the Year Ended December 31,
                                   1995          1994          1993
Total revenues                 $ 3,920,718   $ 5,691,585   $ 7,091,414
Costs and expenses:
 Cost of sales                   3,073,708     4,642,611     6,039,478
 Selling and administrative        935,908     1,053,069     1,365,110
 Reserve for inventory
  obsolescence                           -       257,609            -
 Reserve for note receivable     1,000,000            -             -
 Depreciation and amortization      15,493        18,591        19,491
 Interest expense                    4,956        11,101        23,264
 Corporate administrative
  expenses                          82,862        59,801       102,406
 Other income                            -            -        (63,452)
Total costs and expenses         5,112,927     6,042,782     7,486,297
Loss from operations            (1,192,209)     (351,197)     (394,883)
Income taxes                             -            -             -
Net loss                       $(1,192,209)   $ (351,197)   $ (394,883)

The components of the Industrial Products Segment net assets from discontinued operations in the consolidated balance sheet as of December 31, 1994, are as follows:

                                                     As of
                                              December 31, 1994
Accounts receivable                              $   853,882
Inventories                                        1,717,361
Accounts payable and accrued liabilities            (927,802)
Other, net                                           115,364
                                                 $ 1,758,805


NOTE 9 - INCOME TAXES

Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the asset and liability method required by FASB Statement No. 109, "Accounting for Income Taxes". The implementation of Statement 109 did not have a material impact on the Company's financial statements.

At December 31, 1995, the Company had federal net operating and capital loss carryforwards of approximately $9.0 million. The net operating losses will expire in the various years through December 31, 2009. The Company had state net operating loss carryforwards of various amounts in the states in which it operates.

At December 31, 1995, the Company had federal alternative minimum credits of approximately $13,000. The alternative minimum tax may be carried forward indefinitely.

Federal and state laws impose limitations on the use of the net operating losses and tax credits following certain changes in ownership. If such an ownership change occurs, the limitation could reduce the amount of the benefits of the net operating losses and credit that would be available to offset future taxable income starting in the year of the ownership change.

A reconciliation of income tax computed at the federal statutory corporate tax rate to income tax expense is:

                                         Year ended Decmeber 31,
                                1995             1994             1993
                            Amount Percent   Amount Percent   Amount Percent
Income taxes at federal
 statutory rate           $(726,081)(34.0%)$(313,493)(34.0%)$(466,150)(34.0%)
Increase (decrease) in
income taxes resulting
from:
State and local income
 taxes, net of federal
 tax benefits                  --      -      20,000   2.1        -
Amortization of
 goodwill and other
 intangibles                   --      -       2,913   0.3      1,256   0.1
Change in valuation
 allowance                  717,221  33.6    303,534  32.9    464,894  33.9
Net operating loss
 carryover                      --      -       -      -
Other                         8,860   0.4    (12,954) (1.3)                    -
                          $     --      - % $   --     - %  $    --      - %

NOTE 9 - INCOME TAXES (Continued)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets from continuing operations as of December 31, 1995 and 1994 are as follows:

                                               December 31,
                                            1995          1994

Deferred tax assets:
 Net operating loss carryforward       $  1,516,832   $  475,531
 Amortization                               104,357           --
 Capitalized costs                           34,000       18,453
                                          1,655,189      493,984
Deferred tax liabilities:
 Depreciation                                 1,189           --
 Earned discount on unmatured policies      317,733           --
                                          1,336,267      493,984
Less valuation allowance                 (1,336,267)    (493,984)
 Net deferred tax asset                $       --     $        --

A valuation allowance has been established at December 31, 1995 and 1994 to reduce the net deferred tax asset to zero based upon the uncertainty regarding realization of such tax benefits given the Company's history of operating losses. The change in the valuation allowance for the year ended December 31, 1995 as compared to 1994 was an increase of $842,283.

In addition, the Company has a net deferred tax asset related to discontinued operations at December 31, 1995 and 1994 of $1,452,721 and $1,458,748, respectively. This amount consists primarily of net operating losses and reserves recorded for book and not yet deducted for tax. A valuation allowance has been established to reduce this net deferred asset to zero based upon the uncertainty regarding realization of such tax benefits given the Company's history of operating losses.


NOTE 10 - SHAREHOLDERS' EQUITY

Outstanding warrants and options to purchase shares of the Company's common stock, adjusted to reflect the reverse stock split, together with the related grant and expiration dates as of December 31, 1995 are as follows:

                                                    Expiration Date
    Description        Shares     Price   GrantDate   December 31,
Investor Warrants      658,333   $ 9.00     1988        1997
Investor Warrants       71,428    10.50     1988        1997
Management Warrants    133,333     9.00     1988        1997
Director Options         1,000    10.50     1993        1996
Consultant Options       8,333    10.50     1990        1996

NOTE 10 - SHAREHOLDERS' EQUITY (Continued)

All warrants and options were exercisable at December 31, 1995. During 1995 and 1994, 3,000 and 4,000 shares, adjusted to reflect the reverse stock split, of director options expired, respectively. No other warrants or options were exercised or expired during the three-year period ended December 31, 1995.

On April 22, 1994, the Company repurchased 70,700 shares of its common stock, adjusted to reflect the reverse stock split, for treasury shares at a cost of $265,125.

On July 29, 1994, the Company issued 33,333 shares of its common stock, adjusted to reflect the reverse stock split, to CAPX Corporation in consideration for certain assets purchased therefrom. As part of the agreement, NCMC can be required by CAPX to repurchase all of its shares at $5.25 per share on or before July 29, 1996.

On May 11, 1995, the Company repurchased 3,333 shares of its common stock, adjusted to reflect the reverse stock split, for treasury at a cost of $9,675.

NOTE 11 - REVERSE STOCK SPLIT

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

NOTE 12 - ADVANCES DUE AFFILIATES

The Company has obtained cash from an officer and a member of the Board of the Company to continue operations, including advances totaling $500,000 on October 26, 1995 bearing interest at 12% per annum, payable in monthly installments of interest only until due on January 31, 1996 and on demand thereafter. The advances were repaid on February 1, 1996.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

NCBC, the Company's viatical settlement subsidiary, leases its office under an operating lease with a monthly rental of $4,299. The lease expires June 30, 1996. NCBC is currently negotiating for additional space in a different building and expects to finalize a new lease before June 1, 1996. Rental expense for 1995 and 1994 was approximately $51,588 and $38,000, respectively.

NOTE 14 - LITIGATION

The Company is a named defendant in a product liability lawsuit related to Jensen Corporation. Jensen Corporation maintains insurance to cover such claims. In the opinion of management, the resolution of the existing litigation will not have a material adverse impact on the financial position of the Company.

Item  9  -  Changes  In  and  Disagreements  With  Accountants   on
Accounting and Financial Disclosure

Incorporated by reference from Form 8-K filed by the Company on November 17, 1995 and Form 8-K filed by the Company on February 20, 1996.


                            PART III

Item 10 - Directors, Executive Officers, Promoters, and Control Persons; Compliance With Section 16(a) of the Exchange Act

At April 8, 1996, there were five directors on the Company's Board of Directors, two of which are also executive officers of the Registrant. The principal occupations and affiliations during the last five years of the directors and executive officers are described in the following table. Each director's term of office expires at the next meeting of shareholders following his election and upon the election and qualification of his successor. The executive officers serve at the pleasure of the Board of Directors.

James Pinto           Chairman since 1989  NCMC
Chairman of the Board
Age 45                Director             Biscayne Holdings, Inc.
Director since 1988                        (apparel manufacturer
                                           and distributor)

                      Director             Anderson Group, Inc.
                                           (dental and
                                           electronics)

                      Director             Electro Star, Inc.
                                           (printer circuit board
                                           manufacturer)

John C. Shaw          Chief Executive      NCMC
Director and          Officer since 1994
Chief Executive
Officer               Managing Director    Resource Holdings, Ltd.
Age 42                since 1983           (investment firm)
Director since 1988
                      1989 to 1992 Co-     NCMC
                      Chairman

                      Trustee              Wedgestone Financial
                                           (diversified lender and
                                           truck parts
                                           manufacturer)

Herbert J. Jaffe      President since 1988 NCMC
Director and
President             1983-95 Chairman     NCM Management Ltd.
Age 61                                     (management company of
Director since 1987                        NCMC)

Timothy Graham        1994-1995 Executive  WinStar Communications,
Director              Vice President       Inc.
Age 45                                     (communications, media,
Director since                             retail)
December 1994         1991-1994 Corporate
                      Secretary            NCMC

                      Director             TII Industries, Inc.,
                                           (telecommunications and
                                           power line equipment)

David Faulkner        1989-1995 Vice       Memorex Telex Inc.
Director              Chairman/CFO         (computer industry)
Age 55
Director since July
1994

Kenneth M. Klein      President since      NCBC
President             March 1994
NCBC
Age 57                1991 to 1994         Private Practice
                      Attorney

Jeffrey Goldstein     Chief Executive      NCBC
Chief Executive       Officer since June
Officer               1995
NCBC
Age 50                President            Wedgestone Financial
                                           (diversified lender and
                                           truck parts
                                           manufacturer)
Item 11 - Executive Compensation

The following table sets forth information in respect to the compensation of the Chief Executive Officer and each of the other four most highly compensated executive officers of NCMC for services in all capacities to the Corporation and its subsidiaries in 1995, 1994 and 1993.

                             __________Annual Compensation_________
                                                        Other Annual
                         Year     Salary     Bonus      Compensation
John C. Shaw             1995    142,500       --            --
Chief Executive          1994    257,500       --          4,000
Officer                  1993    247,500       --          9,000

James Pinto              1995    142,500       --            --
Chairman                 1994    257,500       --          4,000
                         1993    247,500       --          9,000

Herbert J. Jaffe         1995    100,000       --            --
President and            1994    100.000     10,000        4,000
Chief Officer            1993    100,000       --          9,000
Operating

Ken M. Klein             1995    150,000       --            --
President                1994    170,835       --          8,333
NCBC

Jeffrey Goldstein        1995     70,000       --            --
Chief Executive
Officer
NCBC

The Company presently provides various non-cash benefits to its executive officers, but it does not believe, except as noted, that such benefits exceeds the lesser of $50,000 or 10% of the cash compensation set forth for each of the executive officers of the proceeding cash compensation table.

James  J.  Pinto  serves  as Chairmen of the  Board  of  Directors.
Pursuant  to  an  employment agreement entered into  in  1990,  and subsequently modified effective January 1, 1994, Mr. Pinto has acted in the same capacity. Pursuant to a Consulting Agreement dated as of January 1, 1992, Mr. Shaw provided services as a consultant to the Company on a nonexclusive basis through December 31, 1993. This agreement was amended effective January 1, 1994 whereby Mr. Shaw acted in the capacity of Chief Executive Officer through March 31, 1995. Messrs. Pinto and Shaw were each compensated at the base annual rate of $257,500 in 1994 and $247,500 in 1993. From January 1, 1995 through March 31, 1995 their base annual compensation was lowered to $195,000, whereby they received $48,750 for this three month period pursuant to this arrangement.

Effective April 1, 1995, Messrs. Pinto and Shaw entered into new agreements with the Company to act in the same capacities through March 31, 1997, with options to extend these agreements for one year if certain conditions are met. They will receive compensation of $125,000 each plus Mandatory Incentive Bonuses which are based on achieving certain Company operating objectives, plus Discretionary Bonuses which may be granted at the option of the Board of Directors. If these agreements are terminated by the Company other than for cause, disability or death, Messrs. Pinto and Shaw shall be entitled to receive their base compensation through the existing term.

Pursuant to an agreement between the Company and NCM Management Ltd., Mr. Jaffe is entitled to receive $8,333 per month plus health benefits. See Item 12 - Certain Relationships and Related Transactions.

The bylaws of the Company provide for indemnification by it of its officers and directors to the fullest extent permitted by law.

During  1995, members of the Board of Directors, who are not either
employees,  officers  or  consultants  of  the  Company,   received
quarterly  compensation  of  $2,000  and  $250  for  each   meeting
attended.   Directors are entitled to be reimbursed for  reasonable
out of pocket expenses incurred with respect to meetings of the Board.
Item 12 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of NCMC common stock as of April 8, 1996, by: (i) each person known by the Company to own beneficially more than 5% of the shares of NCMC common stock (ii) each person who is a director or executive officer of the Company; and (iii) all directors and executive officers of the Company as a group.

The Investor Warrants referred to below consist of warrants to acquire an aggregate of 729,761 shares of NCMC common stock, at any time prior to
December 31, 1997. Of the aggregate Investor Warrants, 658,333 permit acquisition of shares of NCMC common stock at an exercise price of $9.00 per share (the "$9.00 Investor Warrants") and 71,428 permit acquisition of shares of NCMC common stock at an exercise price of $10.50 per share (the "$10.50 Investor Warrants"). The Management Warrants, referred to below, consist of warrants to acquire an aggregate of 133,333 shares of NCMC common stock at any time prior to December 31, 1997 for an exercise price of $9.00 per share. The Management Warrants and the Investor Warrants are collectively referred to as the Warrants.

The Company implemented a reverse stock split which was effective July 11, 1995, whereby each three shares of common stock was converted into one share of Common Stock. As a result of the reverse stock split, the Registrant has 6,666,666 shares of authorized common stock, of which 1,650,524 are issued and outstanding. All such shares are of the par value of $.01. The following amounts have been adjusted to reflect the reverse stock split.

                           Beneficial               Beneficial
                          Ownership of             Ownership of
                           NCMC Common             NCMC Common
                            Stock (1)    Percent    Stock (2)    Percent
Name and address of NCMC    Number of       of      Number of      of
  Beneficial Owner (3)       Shares       Class       Shares      Class
RHEC, L.P.                   388,681       23.5%     757,728(4)   30.0%
10 East 53rd Street
New York, NY  10022

The Hawley Opportunity       142,695(5)     8.6%     201,028(6)    8.0%
Fund, L.P.
c/o Hawley and Wright,
Inc.
6053 S. Quebec Creekside
202
Englewood, CO  80111

Herbert J. Jaffe              11,512(7)     0.7%      51,512(8)    2.0%

James Pinto                  144,571        8.8%     426,765(9)   16.9%

John C. Shaw                 447,898(10)   27.1%     890,320(10)  35.3%

Timothy R. Graham             20,666(11)    1.2%      30,500(12)   1.2%

Kenneth M. Klein                  --(13)     --          -- (13)    --

All executive officers
and directors as a group
(5 persons)                  624,647(14)    37.8%  1,399,097(15)  55.4%

  NOTES TO TABLE OF BENEFICIAL OWNERS AND MANAGEMENT

  1. This column assumes that none of the Warrants or Options have been exercised.

  2. This column assumes that all of the Warrants and Options have been exercised.

  3. Unless  otherwise  indicated, each shareholder  listed  has the  sole power to vote and direct the disposition of  the
      shares   of  the  Company  beneficially  owned   by   such
      shareholder.

  4. Includes 369,047 shares of NCMC common stock which may be issued upon the exercise of Investor Warrants. Mr. Shaw, a director of the Company, is a managing director of Resource Holdings, Ltd., the general partner of RHEC, L.P.

  5. Hawley and Wright, Inc. and Mr. MacDonald Hawley may be deemed to also beneficially own these shares by virtue of Hawley and Wright, Inc. being the general partner of the Hawley Opportunities Fund, L.P. and Mr. MacDonald Hawley being the president and controlling shareholder of Hawley and Wright, Inc.

  6. Includes 58,333 shares of NCMC common stock issuable upon exercise of Investor Warrants.

  7. Includes 11,379 shares owned by NCM Holdings, a general partnership of which Mr. Jaffe is a general partner, and 133 shares owned directly by Mr. Jaffe.

  8. Includes 40,000 shares of NCMC common stock issuable on exercise of Management Warrants, 11,379 shares owned by NCM Holdings and 133 shares owned directly by Mr. Jaffe.

  9. Includes 144,571 shares owned directly by Mr. Pinto and 282,194 shares upon exercise of Investor Warrants.

  10.Mr.  Shaw  is  a  managing director of  Resource  Holdings,
      Ltd., the general partner of RHEC, L.P. Except for 59,217 shares plus 73,375 shares of NCMC issuable on exercise of Investor Warrants which are owned directly by Mr. Shaw, the shares of NCMC common stock shown as beneficially owned by Mr. Shaw are the same shares shown as beneficially owned by RHEC, L.P.

  11.Includes 5,000 Options.

  12.Includes 20,667 shares owned directly by Mr. Graham,  8,333
      Consultant Options and 1,500 Investor Options.

  13.The VFC Trust, for which Kenneth Klein, an executive officer of NCBC, serves as sole Trustee, owns 14.5% of the outstanding common shares of NCBC. Pursuant to the terms of a stockholders' agreement among this investor and the Company, these shares, under certain circumstances, may be converted into shares of the Company in 1997 at a then-appraised value.

  14.Includes 400,060 shares of NCMC common stock owned  by  NCM
      Holdings and RHEC, L.P.

  15.Includes 400,060 shares of NCMC common stock owned  by  NCM
      Holdings and RHEC, L.P., and 783,449 shares of NCMC common stock issuable on exercise of all the Warrants and the Options.
Item 13 - Certain Relationships and Related Transactions

The Company and NCM Management Ltd. ("NCM") have agreed that NCM will provide management services through March 1996 and provide personnel, equipment and facilities for the day to day management and operations of the Company including supervision of its remaining real estate properties. As compensation for its services, NCM is receiving a monthly payment of $8,333 plus management fees of 4% of revenues from Colony Ridge Apartments and 6% from Redbird Trails Apartments and North Oak Apartments. In addition, Mr. Jaffe is provided health insurance benefits. Mr. Jaffe, a director and officer of the Company, is chairman and owns approximately 33% of the outstanding capital stock of NCM and may be deemed to have a material interest in all payments to NCM. During 1995, NCM received an aggregate of $307,322 for management services rendered to the Company, including therein Mr. Jaffe's compensation.

In 1995, Resource Holdings, Ltd. ("Resource") provided office space and related services at its principal office in New York City for
Mr.  John  C.  Shaw, Mr. James Pinto and for use  by  officers  and directors of NCMC while in New York. Resource was reimbursed by the Company in an amount equal to $75,492 for providing such office space and related services in 1995. In addition, in accordance with its agreement with Resource, the Company has deposited with Resource's landlord the amount of $37,746 which will be returned, plus interest, to the Company on termination of the lease. Mr. Shaw, a director of the Company, is a managing director and significant shareholder of Resource, and therefore may be deemed to have an interest in payments to Resource.

Stock   Transaction   Reports  by  Officers,  Directors   and   10%
Stockholders

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Company' common stock to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the
Company. To the Company's knowledge, based solely on copies of reports furnished to the Company and information furnished by the reporting persons, each officer, director and 10% stockholder of the Company was in compliance with all reporting requirements under
Section 16(a) for the year ended December 31, 1995.
                            PART IV

Item 14 - Exhibits and Reports on Form 8-K

The following documents are filed as part of this report:

(a)   Exhibits:
            3(I).1 Articles of Incorporation and By-Laws of National Capital Management Corporation (the "Company" or "NCMC") (incorporated by reference from Schedule 4 to the Prospectus included in the Registration Statement on Form S-4 of the Company (No. 33 19149) filed on December 18, 1987 (the "Registration Statement")).
            3(I).2 Certificate of Amendment of Certificate of Incorporation of National Capital Management Corporation implementing one for three reverse stock split dated June 29, 1995.
            3(ii).1 Resolution of Board of Directors amending NCMC By-Laws dated April 12,1995 (incorporated by reference from Exhibit 3(ii).1 of the Annual Report on Form 10-K of the Company filed on April 17, 1995).
            4.1 Form of Warrant for 2,400,000 shares of NCMC common stock (incorporated by reference from Exhibit
            4.1 of the Annual Report on Form 10-K of the Company filed on March 29, 1988).
            4.2 Form of Warrant for 214,285 shares of NCMC common stock (incorporated by reference from Exhibit
            4.2 of the Annual Report on Form 10-K of the Company filed on March 29, 1988).
            10.1 Registration Agreement dated February 25, 1988 between NCMC and certain other persons (incorporated by reference from Exhibit 10.3 of the Annual Report on Form 10-K of the Company filed on March 29, 1988).
            10.2 Employment Agreement dated September 1, 1990 between James J. Pinto and NCMC (incorporated by reference from Exhibit 10.4 of the Annual Report on Form 10-K of the Company filed on April 1, 1991).
            10.3 Amended and Restated Employment Agreement dated as of June 15, 1994 between James J. Pinto and NCMC (incorporated by reference from Exhibit 10.3 of the Annual Report on Form 10-K of the Company filed on April 17, 1995).
            10.4 Agreement dated as of April 1, 1995 between James J. Pinto and NCMC (incorporated by reference from Exhibit 10.4 of the Annual Report on Form 10-K of the Company filed on April 17, 1995).
            10.5 Consulting Agreement dated January 1, 1992 between John C. Shaw and NCMC (incorporated by reference from Exhibit 10.5 of the Annual Report on Form 10-K of the Company filed on April 15, 1992).
            10.6       Amended  and  Restated Employment  Agreement
            dated as of June 15, 1994 between John C. Shaw and NCMC (incorporated by reference from Exhibit 10.6 of the Annual Report on Form 10-K of the Company filed on April 17, 1995).
            10.7 Agreement dated as of April 1, 1995 between John C. Shaw and NCMC (incorporated by reference from
            Exhibit 10.7 of the Annual Report on Form 10-K of the Company filed on April 17, 1995).
            10.8 Second Amended and Restated Agreement of Limited Partnership of Redbird Trails Associates, L.P. by and among NCQ Redbird, Inc. National Corporate Tax Credit Fund and National Corporate Tax Credit, Inc. dated as of November 23, 1994 (incorporated by reference from Exhibit 10.3 of the Annual Report on Form 10-K of the Company filed on April 17, 1995).
                 10.9  Operating  Deficit  and  Rental  Achievement
            Agreement among Redbird Trails Associates, L.P., National Capital Management Corp., National Corporate Tax Credit Fund and National Corporate Tax Credit, Inc. dated as of June 6, 1994 (incorporated by reference from Exhibit 10.7 of the Quarterly Report on Form 10-QSB of the Company filed on August 15, 1994).
            10.10 Second Amended and Restated Agreement of Limited Partnership of Signature Midwest, L.P. by and among NCQ North Oak, Inc. National Corporate Tax Credit Fund and National Corporate Tax Credit, Inc. dated as of November 23, 1994 (incorporated by reference from Exhibit 10.3 of the Annual Report on Form 10-K of the Company filed on April 17, 1995).
            10.11 Operating Deficit and Rental Achievement Agreement among Signature Midwest, L.P., National Capital Management Corp., National Corporate Tax Credit Fund and National Corporate Tax Credit, Inc. dated as of November 23, 1994 (incorporated by reference from Exhibit 10.3 of the Annual Report on Form 10-K of the Company filed on April 17, 1995).
            10.12 Employment Agreement dated as of March 1, 1994 between NCMC and Kenneth M. Klein (incorporated by reference from Exhibit 10.15 of the Annual Report on Form 10-KSB of the Company filed on March 31,
            1994).
                      10.13     Loan Agreement by and between  Bank
            One  and National Capital Benefits Corp. dated December
            29, 1995.
                      10.14      Security Agreement and  Assignment
            by National Capital Benefits Corp. for the benefit of Bank One dated December 28, 1995.
                       10.15       Senior  Subordinated  Note   and
            Warrant  Purchase  Agreement by  and  between  National
            Capital Benefits Corp. and Banc One Capital Partners V, Ltd. dated December 29, 1995.
                      10.16      Warrant Certificate from  National
            Capital Benefits Corp. in favor of Banc One Capital Partners V, Ltd. dated December 29, 1995.
                      10.17     Property Purchase Agreement by  and
            between National Capital Management Corporation and William R. Dixon, Jr. for sale of The Mart Shopping Center dated July 26, 1995.
                      10.18      Option  Agreement by  and  between
            Georgia Properties, Inc. and William R. Dixon, Jr. for the sale of Appletree Townhouses dated December 21, 1995.
                      10.19      Promissory Note  from  William  R.
            Dixon,  Jr. in favor of Georgia Properties, Inc.  dated
            March 29, 1996.
                      10.20      Agreement of Purchase and Sale  of
            Stock among AMKO USA, Inc., National Capital Management Corporation and Jensen Corporation dated October 30, 1995.
                      10.21     Promissory Note from AMKO USA, Inc.
            in favor of National Capital Management Corporation for $1,311,000 dated November 1995.
                       10.22       Guaranty  of  Note   from   AMKO
            International B.V. in favor of National Capital Management Corporation dated November 1995 related to Promissory Note in amount of $1,311,000.
                       10.23       Promissory  Note   from   Jensen
            Corporation in favor of National Capital Management Corporation for $765,000 dated November 1995.
                       10.24       Promissory  Note   from   Jensen
            Corporation in favor of National Capital Management Corporation for $337,650 dated November 1995.
                       10.25       Guaranty  of  Note   from   AMKO
            International B.V. in favor of National Capital Management Corporation dated November 1995 related to Promissory Note in amount of $765,000.
                      10.26     Guaranty of Note from Jan Oerlemans
            in favor of National Capital Management Corporation dated November 1995 related to Promissory Note in amount of $1,311,000.
                      10.27      Letter of revisions of  the  Asset
            Purchase Agreement between National Capital Benefits Corp. and AutoLend Group, Inc. dated October 6, 1995.
                      10.28      Promissory Note  between  National
            Capital Management Corporation and Fifth Avenue Partners dated October 26, 1995.
        10.29    Subsidiaries   of   NCMC   (including   controlled
partnerships).

(b)   None
                           SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         NATIONAL CAPITAL MANAGEMENT CORPORATION


                         By:/s/ John C. Shaw
                            John C. Shaw
                            Chief Executive Officer,
                            Principal Financial Officer
                            and Principal Accounting Officer


                         By:/s/ Herbert J. Jaffe
                            Herbert J. Jaffe, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


                         By:/s/ Herbert J. Jaffe
                            Herbert J. Jaffe
                            President and Director
                            April 30, 1996


                         By:/s/ James Pinto
                            James Pinto, Director
                            April 30, 1996


                         By:/s/ John C. Shaw
                            John C. Shaw, Director
                            April 30, 1996


                         By:/s/ Timothy R. Graham
                            Timothy R. Graham, Director
                            April 30, 1996


                         By:/s/David Faulkner
                            David Faulkner, Director
                            April 30, 1996