Form 10QSB
NATIONAL CAPITAL MANAGEMENT CORP
filed 1996-05-20
CIK 826495

SECURITIES AND EXCHANGE COMMISSION

                 WASHINGTON, DC 20549

                     FORM 10-QSB

[ X ]      Quarterly Report Pursuant to Section  13  or
     15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1996

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
         Common                   1,650,524
         Class           Outstanding at May 10, 1996

PART 1.  FINANCIAL INFORMATION

      NATIONAL CAPITAL MANAGEMENT CORPORATION
            CONSOLIDATED BALANCE SHEETS


                                                       March 31,  December 31,
                                                          1996        1995

ASSETS
Cash                                                $     19,865  $    634,892
Restricted cash                                          120,000       120,000
Accounts receivable                                       77,709        39,730
Notes and subscription receivable                      1,313,650     3,413,650
Accrued insurance proceeds                             6,681,964     5,467,122
Purchased insurance policies                           8,451,070     7,977,044
Property and equipment, less accumulated
 depreciation of $69,225 and $65,400 at
 March 31, 1995 and December 31, 1995, respectively       78,429        82,254
Net assets of discontinued operations -
 Real estate segment                                   2,552,044     3,051,277
Deferred financing costs                                 279,583       305,000
Other assets                                             255,288       253,531
Total assets                                        $ 19,829,602  $ 21,344,500

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses               $    889,634  $  1,770,789
Revolving credit facility                              9,814,919     9,570,830
Advances due affiliates                                      --        500,000
Subordinated note payable                              2,000,000     2,000,000
Finder's fee payable                                     150,000       150,000
Total liabilities                                     12,854,553    13,991,619
Common stock repurchase obligation                       175,000       175,000
Shareholders' equity:
 Preferred stock, $0.01 par value, 3,000,000 shares
  authorized, no shares issued or outstanding                --            --
 Common stock, $0.01 par value, 6,666,666 shares
  authorized, 1,790,390 shares issued                     17,904        17,904
 Additional paid-in capital                           23,123,951    23,123,951
 Accumulated deficit                                 (16,117,589)  (15,739,757)
 Treasury stock, 139,866 shares at
  March 31, 1996 and December 31, 1995                  (224,217)     (224,217)
Total shareholders' equity                             6,800,049     7,177,881
Total liabilities and shareholders' equity          $ 19,829,602  $ 21,344,500

   NATIONAL CAPITAL MANAGEMENT CORPORATION
    CONSOLIDATED STATEMENTS OF OPERATIONS
                                              For the Three Months Ended
                                                        March 31,
                                                    1996         1995

Revenue accrued and received                   $ 3,092,460   $  683,382
Cost of insurance policies                       2,621,323      607,266
Earned discount                                    471,137       76,116
Interest expense                                   246,381       74,509
Earned discount after interest expense             224,756        1,607
Selling and administrative expenses                368,192      328,108
Depreciation and amortization                       35,641       59,912
Loss from continuing operations
 before other income and expense                  (179,077)    (386,413)
Other (income) expense:
 Corporate administrative expense                  173,884      215,717
 Interest income                                   (66,379)      (7,409)
 Other income                                       (5,738)      (5,000)
Loss from continuing operations
 before income taxes                              (280,844)    (589,721)
Income taxes                                           --           --
Net loss from continuing operations               (280,844)    (589,721)
Discontinued operations:
 Net operating loss:
  Real estate segment                              (96,988)     (61,835)
  Industrial products segment                          --       (78,740)
Net loss from discontinued operations              (96,988)    (140,575)
Net loss                                       $  (377,832)  $ (730,296)
Net loss from continuing
 operations per share                          $     (0.17)  $    (0.36)
Net loss from discontinued
 operations per share                                (0.06)       (0.08)
Net loss per share                             $     (0.23)  $    (0.44)
Average number of shares
 outstanding                                     1,650,524    1,653,858

[CAPTION]

   NATIONAL CAPITAL MANAGEMENT CORPORATION
    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             For the Three Months Ended
                                                       March 31,
                                                   1996        1995

[S]                                            [C]          [C]
Cash flows from operating activities:
 Net loss                                      $ (377,832)  $ (730,296)
 Adjustment to reconcile net loss to net cash
  provided by (used in) operating activities:
   Loss from discontinued operations               96,988       98,876
   Depreciation and amortization                   35,641       59,912
   Earned discounts on insurance policies        (421,652)    (243,952)
 Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable     (37,979)   1,217,336
   Decrease in accounts payable and
    accrued liabilities                          (881,155)    (124,559)
   Decrease in finders' fee payable                   --       (50,000)
 Net cash provided by (used in)
  operating activities                          (1,585,989)    227,317
 Net cash related to discontinued operations       402,245    (182,172)
Cash flows from investing activities:
 Purchased insurance policies                    (3,098,016)  (954,838)
 Proceeds from maturities of insurance policies   1,830,800    212,500
 Additions to property and equipment                    --      (5,212)
 Increase in other assets                            (8,156)   (71,793)
 Net cash used in investing activities           (1,275,372)  (819,343)
Cash flow from financing activities:
 Borrowings on revolving credit facility          2,074,889   1,317,726
 Repayments on revolving credit facility         (1,830,800)   (212,500)
 Addition to subordinated debt                    2,000,000         --
 Repayments to advances due affiliates             (500,000)        --
 Repayments on notes receivable                     100,000         --
 Net cash provided by financing activities        1,844,089   1,105,226
(Decrease) increase in cash and equivalents        (615,027)    331,028
Cash and equivalents at beginning of period         634,892     671,022
Cash and equivalents at end of period           $    19,865  $1,002,050
[/TABLE]

               NATIONAL CAPITAL MANAGEMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 1996 AND 1995
                             (Unaudited)

NOTE 1

The financial information for the three month periods ended March 31, 1996 and 1995 presented in this Form 10-QSB has been prepared from the accounting records without audit. The information furnished reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of interim periods. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for a full year. The consolidated balance sheet as of December 31, 1995 has been derived from audited financial statements. This report should be read in conjunction with the consolidated financial statements included in the Company's December 31, 1995 Annual Report to shareholders on Form 10-KSB as filed with the Securities and Exchange Commission.

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


NOTE 2

Purchased insurance policies are stated at amortized cost. Costs capitalized include the purchase price paid to the insured (or "viator"), and certain direct and indirect costs related to the acquisition of such policies. The insurance policies purchased by the Company have been issued by various credit worthy insurance carriers, none of which represent a significant concentration of risk. National Capital Benefits Corp. ("NCBC"), a majority-owned subsidiary of the Company, has an insurance contract with NCB Insurance Ltd. ("NCB"), a wholly-owned subsidiary of NCBC, which provides for payment of 90% of the face value of the policies purchased at a specified period of time after the expected maturity date, in accordance with the contract. NCB, in turn, has reinsured this risk with several large, non-affiliated international reinsurance companies. NCBC maintains a participation in the residual 10%.

Purchased insurance policies and accrued insurance proceeds consist of the following:

                                          March 31,    December 31,
                                            1996           1995

Costs paid to viator                   $ 11,917,020   $ 10,487,660
Other direct and indirect
 acquisition costs                          840,046     1,051,510
Less amortized costs                     (4,305,996    (3,562,126
Total purchased insurance policies     $  8,451,070   $ 7,977,044


Accrued insurance proceeds             $  4,638,368   $ 4,219,216
Insurance proceeds fully accrued:
 Not yet matured                          1,808,796     1,081,906
 Matured not yet received                   234,800       166,000
                                       $  6,681,964   $ 5,467,122

NOTE 3

Appletree Townhouses. The Company's wholly-owned subsidiary, Georgia Properties, Inc. ("GPI"), received a loan of $650,000 on December 21, 1995 and an additional $500,000 on February 1, 1996 from the same individual that purchased The Mart Shopping Center, in exchange for an option to purchase Appletree Townhouses for $3,500,000, which was exercised on April 3, 1996.

The sales price of $3,500,000 consisted of the aforementioned advances by the buyer totaling $1,150,000, assumption of the existing first deed loan by the buyer in the amount of $1,048,795 and a purchase money note for the balance equal to $1,301,205. The purchase money note bears interest from the date of sale at 8% per annum until it is due on December 31, 1996. In addition, the buyer prepaid $250,000 of this note during April 1996. A gain of approximately $1,030,000 will be reported during the second quarter of 1996.


NOTE 4

Discontinued  Operations - Real Estate Segment.  On November  27,
1995, the Company elected to discontinue operations of the Real estate Segment to concentrate its efforts on its viatical settlements business.

The results of the Real Estate Segment have been reported separately as discontinued operations in these consolidated statements of operations. Prior period financial statements have been restated to present the Real Estate Segment as a discontinued operation.

Summarized below are the operations of the Company's Real  Estate
Segment for the three months ended March 31, 1996 and 1995.

                                        For the Three Months Ended
                                                 March 31,
                                             1996         1995

Total revenues                           $  517,338   $  607,386
Costs and expenses:
 Operations and maintenance                 300,241      328,386
 Property taxes and insurance                67,388       75,067
 Depreciation and amortization              144,887      147,840
 Net interest                                91,068       89,210
 Corporate administrative expenses           10,742       28,718
Total costs and expenses                    614,326      669,221
Loss from operations                        (96,988)     (61,835)
Income taxes                                    --           --
Net loss                                 $  (96,988)  $  (61,835)

The components of the Real Estate Segment net assets from discontinued operations in the consolidated balance sheet as of March 31, 1996 and December 31, 1995 are as follows:

                                               March 31,  December 31,
                                                 1996         1995

Rental properties, less accumulated
 depreciation of $1,902,099 and $1,758,246
 as of March 31, 1996 and December 31, 1995
 respectively                                $ 6,357,201  $ 6,481,587
Mortgage note payable                         (3,658,571   (3,201,750)
Other, net                                      (146,586)    (228,560)
                                             $ 2,552,044  $ 3,051,277

NOTE 5

Discontinued Operations - Industrial Products Segment. On November 10, 1995, the Company sold 100% of the common stock of Jensen Corporation ("Jensen"), located in Fort Lauderdale, Florida to AMKO USA, Inc. ("AMKO"), an affiliate of AMKO International B.V. which is based in The Netherlands, for $1,726,000. The sale proceeds included cash of $415,000 and a promissory note receivable in the amount of $1,311,000 which is secured by Jensen's stock, accounts receivable and inventory. The $1,311,000 note is guaranteed in its entirety by AMKO
International B.V., and the sole shareholder of AMKO International B.V. guaranteed the first $585,000 of principal payments.

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

The Company believes that the assets securing the three notes, and the operations of Jensen as they now exist, may not be sufficient to provide for payment of the notes. The Company has limited financial information concerning AMKO and the guarantors of the notes. Consequently, no assurance can be given that the principal or interest due on the notes will be realized in full. As of May 10, 1996, AMKO had not paid three installments of interest and principal, and the Company is currently in discussion with AMKO to assure that AMKO will pay all amounts in arrears and make future payments on a timely basis. AMKO, in conjunction with these discussions, has raised certain claims concerning the financial operations of the Company prior to sale. Management believes these claims have no merit.

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

Summarized  below are the operations of the Company's  Industrial
Products Segment for the three months ended March 31, 1995.


Total revenues                                     $  903,962
Costs and expenses:
 Cost of sales                                        667,186
 Selling and administrative                           294,887
 Depreciation and amortization                          4,648
 Interest expense                                       3,000
 Corporate administrative expenses                     12,981
Total costs and expenses                              982,702
Loss from operations                                  (78,740)
Income taxes                                              --
Net loss                                           $  (78,740)

               NATIONAL CAPITAL MANAGEMENT CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion is supplemental to and should be read in conjunction with the Company's December 31, 1995 Annual Report to shareholders on Form 10-KSB as filed with the Securities and Exchange Commission, and the financial information and accompanying notes beginning on page 1 of this report.

FINANCIAL CONDITION AND LIQUIDITY

The Company's cash decreased from approximately $750,000 as of December 31, 1995 to $140,000 at March 31, 1996, principally as a result of financing operating activities and the viatical settlement business and a $500,000 repayment of affiliates loans, offset by the receipt of $500,000 relating to the sale of Appletree Townhouses. The Company's cash position has increased to $174,000 as of May 10, 1996, of which $120,000 is restricted for use in the Viatical Settlement Division, resulting from the receipt of $250,000 relating to the sale of Appletree Townhouses, offset by cash used to finance operating activities. As of May 10, 1996, NCBC would have been able to borrow, under the terms of its revolving credit facility, an additional $1,461,000.

Other than in its Viatical Settlement Subsidiary, the Company does not have any existing general credit facilities to fund its ongoing working capital requirements. The Company may seek additional financing through the issuance of securities on a private or public basis, or through long or short-term borrowings.

On March 17, 1994, NCBC entered into a revolving credit facility ("Old Facility") with a credit limit of $10,000,000. Interest on borrowings under the Old Facility was at 2% over a composite of several large bank prime rates or the rate on 90 day dealer commercial paper, whichever is higher, (10-3/4% at December 31, 1995), and was subject to a commitment fee of .625% on the average daily unused amount of the line.

Effective as of December 29, 1995, NCBC entered into a revolving credit facility ("Facility") with a credit limit of up to $15,000,000, which expires December 1998. The proceeds of the loan were utilized to repay the Old Facility with another lender. The closing of the transaction was January 8, 1996. The Facility is secured by all the assets of NCBC, including purchased insurance policies. The Facility bears interest at 1/2% over the lender's prime rate or 2-7/8% over the 90 day London Inter-Bank Offer Rate ("Libor") at the option of NCBC (8-3/8% at March 31, 1996 and December 31, 1995), and is subject to a commitment fee of 1/4% on the average daily unused amount of the line. Because the interest rate on the Facility adjusts quarterly based on Libor, the fair value of the borrowings under the Facility approximates the carrying amount.

Under the terms of the Facility, the lender will loan NCBC a specified percentage of the cost of the insurance policies purchased. The insurance policies purchased by NCBC must meet certain underwriting criteria as established in the Facility. Repayment of outstanding principal is required as insurance proceeds from matured policies are collected. As of May 10, 1996, NCBC would have been able to borrow, under the terms of the Facility, an additional $1,461,000.

NCBC is required under the Facility to comply with covenants relating to the maintenance of its business (including purchasing a minimum level of insurance policies quarterly), insurance coverage, tangible net worth, and limitations on dividends and payments to affiliates. As of May 10, 1996, NCBC was in compliance with the Facility covenants.

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

RESULTS OF OPERATIONS

During the three months ended March 31, 1996 and 1995, National Capital Benefits Corp. ("NCBC") had purchased at face value (including those in escrow) approximately $3,690,000 and $1,531,000 of policies, respectively. During the same periods, $1,830,800 and $212,500 of policies matured. These policies had related direct costs of $1,544,138 and $171,177, respectively, and a corresponding gross profit of $286,662 and $41,323, respectively. NCBC had approximately $16.2 million at face value of such policies remaining in its portfolio at March 31, 1996. Additional gross revenues of $1,259,000 and $471,000 were accrued and related costs of $1,077,000 and $436,000 were amortized during the three months ended March 31, 1996 and 1995, respectively, pursuant to NCBC's policy to accrete such revenue and costs over the period from the purchase of the policy to the estimated date of collection of the face value of the policy. During the first quarter of 1996, as a result of its significant increase in purchased policies, NCBC's earned discount increased to $471,000 from $76,000 during the first quarter of 1995. NCBC incurred operating expenses of approximately $368,000 and $328,000 for the first quarter of 1996 and 1995, respectively, primarily for wages, advertising, consulting and professional fees, lender fees, travel and entertainment and office supplies.

                              Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           NATIONAL CAPITAL
                           MANAGEMENT CORPORATION


Date:  May 17, 1996        By:/s/ Herbert J. Jaffe
                           Herbert J. Jaffe
                           President



                      By:  /s/ John C. Shaw
                           John C. Shaw
                           Principal Financial Officer and
                           Principal Accounting Officer