Form 10QSB
period 1996-06-30
NATIONAL CAPITAL MANAGEMENT CORP
filed 1996-08-21
CIK 826495

SECURITIES AND EXCHANGE COMMISSION

                 WASHINGTON, DC 20549

                     FORM 10-QSB

[ X ]      Quarterly Report Pursuant to Section  13  or
     15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1996

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
         Common                   1,650,524
         Class           Outstanding at August 9, 1996

PART 1.  FINANCIAL INFORMATION

      NATIONAL CAPITAL MANAGEMENT CORPORATION
            CONSOLIDATED BALANCE SHEETS

                                                       June 30,   December 31,
                                                        1996          1995
ASSETS
Cash                                                $     76,141  $    634,892
Restricted cash                                          120,000       120,000
Accounts receivable                                      123,999        39,730
Notes and subscription receivable                      2,353,895     3,413,650
Accrued insurance proceeds                             7,278,898     5,467,122
Purchased insurance policies                          10,500,136     7,977,044
Property and equipment, less accumulated
 depreciation of $73,050 and $65,400 at
 June 30, 1996 and December 31, 1995, respectively        74,604        82,254
Net assets of discontinued operations -
 Real estate segment                                   1,729,221     3,051,277
Deferred financing costs                                 254,167       305,000
Other assets                                             237,860       253,531
Total assets                                        $ 22,748,921  $ 21,344,500

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses               $    975,066  $  1,770,789
Revolving credit facility                             12,998,665     9,570,830
Advances due affiliates                                     --         500,000
Subordinated note payable                              2,000,000     2,000,000
Finder's fee payable                                     100,000       150,000
Total liabilities                                     16,073,731    13,991,619
Common stock repurchase obligation                       175,000       175,000
Shareholders' equity:
 Preferred stock, $0.01 par value, 3,000,000 shares
  authorized, no shares issued or outstanding               --             --
 Common stock, $0.01 par value, 6,666,666 shares
  authorized, 1,790,390 shares issued                     17,904        17,904
 Additional paid-in capital                           23,123,951    23,123,951
 Accumulated deficit                                 (16,417,448)  (15,739,757)
 Treasury stock, 139,866 shares at
  June 30, 1996 and December 31, 1995                   (224,217)     (224,217)
Total shareholders' equity                             6,500,190     7,177,881
Total liabilities and shareholders' equity          $ 22,748,921  $ 21,344,500

 NATIONAL CAPITAL MANAGEMENT CORPORATION
 CONSOLIDATED STATEMENTS OF OPERATIONS
         (Unaudited)

                                For the Three Months      For the Six Months
                                   Ended June 30             Ended June 30
                                 1996         1995         1996          1995

Revenue accrued and
 received                    $ 1,271,624  $ 1,151,084  $ 4,364,084  $ 1,834,466
Cost of insurance policies     1,090,942      980,340    3,712,265    1,587,606
Earned discount                  180,682      170,744      651,819      246,860
Interest expense                 313,029      158,314      559,410      232,823
Earned discount after
 interest expense               (132,347)      12,430       92,409       14,037
Selling and administrative       398,811      316,476      767,003      644,584
Depreciation and amortization     31,260       28,735       66,901       88,647
Loss from continuing
 operations before other
 income and expense             (562,418)    (332,781)    (741,495)    (719,194)
Other (income) expense:
 Corporate administrative
  expense                        180,306      191,073      354,190      406,790
 Interest income                 (80,057)     (12,520)    (146,436)     (19,929)
 Other income                     (9,159)      (1,313)     (14,897)      (6,313)
Loss from continuing
 operations before
 income taxes                   (653,508)    (510,021)    (934,352)  (1,099,742)
Income taxes                         --           --           --           --
Net loss from continuing
 operations                     (653,508)    (510,021)    (934,352)  (1,099,742)
Discontinued operations:
 Net operating income (loss):
  Real estate segment            (19,902)     (73,991)    (116,890)    (135,826)
  Industrial products segment        --       (56,497)         --      (135,237)
 Net gain on sale of
  real estate properties         373,551          --       373,551          --
Net income (loss) from
 discontinued operations         353,649     (130,488)     256,661     (271,063)
Net loss                     $  (299,859) $  (640,509) $  (677,691) $(1,370,805)
Net loss from continuing
 operations per share        $     (0.40) $     (0.31) $     (0.57) $     (0.67)
Net income (loss) from
 discontinued operations
 per share                          0.21        (0.08)        0.16        (0.16)
Net loss per share           $     (0.19) $     (0.39) $     (0.41) $     (0.83)
Average number of shares
 outstanding                   1,650,524    1,651,989    1,650,524    1,652,919

   NATIONAL CAPITAL MANAGEMENT CORPORATION
    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 For the Six Months Ended
                                                         June 30,
                                                     1996       1995

Cash flows from operating activities:
 Net loss                                      $  (677,691)  $(1,370,805)
 Adjustment to reconcile net loss to net cash
  provided by (used in) operating activities:
   (Income) loss from discontinued operations     (256,661)      271,063
   Depreciation and amortization                    66,901        88,647
   Earned discounts on insurance policies         (373,366)      (57,827)
 Changes in operating assets and liabilities:
   Decrease (increase) in accounts receivable      (84,269)    1,133,928
   Decrease in accounts payable
    and accrued liabilities                       (795,723)      (69,295)
   Decrease in finders' fee payable                (50,000)      (50,000)
 Net cash provided by (used in)
  operating activities                          (2,170,809)      (54,289)
 Net cash related to discontinued operations     1,578,717      (407,297)
Cash flows from investing activities:
 Purchased insurance policies                   (6,569,702)   (2,970,215)
 Proceeds from maturities of insurance
  policies                                       2,608,200       808,000
 Additions to property and equipment                   --         (5,212)
 Increase in other assets                            7,253         6,295
 Net cash used in investing activities          (3,954,249)   (2,161,132)
Cash flow from financing activities:
 Borrowings on revolving credit facility         6,036,035     2,887,343
 Repayments on revolving credit facility        (2,608,200)     (808,000)
 Addition to subordinated debt                   2,000,000           --
 Addition to note receivable                    (1,301,205)          --
 Repayment of notes receivable                     360,960           --
 Payments of advances due affiliates              (500,000)          --
 Acquisition of treasury stock                         --         (9,675)
 Net cash provided by financing activities       3,987,590     2,069,668
Decrease in cash and equivalents                  (558,751)     (553,050)
Cash and equivalents at beginning of period        634,892       671,022
Cash and equivalents at end of period          $    76,141  $    117,972

               NATIONAL CAPITAL MANAGEMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        June 30, 1996 AND 1995
                             (Unaudited)

NOTE 1

The financial information for the three and six month periods ended June 30, 1996 and 1995 presented in this Form 10-QSB has been prepared from the accounting records without audit. The information furnished reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of interim periods. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for a full year. The consolidated balance sheet as of December 31, 1995 has been derived from audited financial statements. This report should be read in conjunction with the consolidated financial statements included in the Company's December 31, 1995 Annual Report to shareholders on Form 10-KSB as filed with the Securities and Exchange Commission.

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


NOTE 2

Purchased insurance policies are stated at amortized cost. Costs capitalized include the purchase price paid to the insured (or "viator"), and certain direct and indirect costs related to the acquisition of such policies. The insurance policies purchased by the Company have been issued by various credit worthy insurance carriers, none of which represent a significant concentration of risk. National Capital Benefits Corp. ("NCBC"), a majority-owned subsidiary of the Company, has an insurance contract with NCB Insurance Ltd. ("NCB"), a wholly-owned subsidiary of NCBC, which provides for payment of 90% of the face value of the policies purchased at a specified period of time after the expected maturity date, in accordance with the contract. NCB, in turn, has reinsured this risk with several large, non-affiliated international reinsurance companies. NCBC retains the residual 10%.

Purchased insurance policies and accrued insurance proceeds consist of the following:

                                          June 30,    December 31,
                                            1996           1995
Costs paid to viator                   $ 13,972,197   $ 10,487,660
Other direct and indirect
 acquisition costs                        1,008,557      1,051,510
Less amortized costs                     (4,480,618)    (3,562,126)
Total purchased insurance policies     $ 10,500,136   $  7,977,044

Accrued insurance proceeds             $  5,512,625   $  4,219,216
Insurance proceeds fully accrued:
 Not yet matured                          1,523,473      1,081,906
 Matured not yet received                   242,800        166,000
                                       $  7,278,898   $  5,467,122


NOTE 3

Appletree Townhouses. The Company's wholly-owned subsidiary, Georgia Properties, Inc. ("GPI"), received a loan of $650,000 on December 21, 1995 and an additional $500,000 on February 1, 1996 from the same individual that purchased The Mart Shopping Center, in exchange for an option to purchase Appletree Townhouses for $3,500,000, which was exercised on April 3, 1996.

The sales price of $3,500,000 consisted of the aforementioned advances by the buyer totaling $1,150,000, assumption of the existing first deed loan by the buyer in the amount of $1,048,795 and a purchase money note for the balance equal to $1,301,205. The purchase money note bears interest from the date of sale at 8% per annum until it is due on December 31, 1996. In addition, the buyer prepaid $250,000 of this note during April 1996. A gain of approximately $374,000 has been reported during the second quarter of 1996.


NOTE 4

Undeveloped land, 2.8 acres. The Company owns undeveloped land in Ft. Lauderdale, Florida which is zoned for commercial/industrial use. This parcel is currently under contract to be sold for approximately $200,000 and is expected to yield $57,000 of cash to the Company, after payment of the related mortgage debt and other costs, upon its scheduled close on August 30, 1996. The Company will report a gain of approximately $200,000 during the third quarter of 1996 if the transaction closes under existing terms.

NOTE 5

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

Summarized below are the operations of the Company's Real  Estate
Segment for the six months ended June 30, 1996 and 1995.

                                        For the Six Months Ended
                                                  June 30,
                                              1996        1995

Total revenues                          $   786,977  $ 1,216,223
Costs and expenses:
 Operations and maintenance                 443,741      655,876
 Property taxes and insurance                90,221      150,525
 Depreciation and amortization              220,421      301,680
 Net interest                               122,454      178,509
 Corporate administrative expenses           27,030       65,459
Total costs and expenses                    903,867    1,352,049
Loss from operations                       (116,890)    (135,826)
Income taxes                                    --           --
Net loss                                $  (116,890) $  (135,826)

The components of the Real Estate Segment net assets from discontinued operations in the consolidated balance sheet as of June 30, 1996 and December 31, 1995 are as follows:

                                              June 30,   December 31,
                                                1996        1995

Rental properties, less accumulated
 depreciation of $1,017,173 and $1,758,246
 as of June 30, 1996 and December 31,
 1995, respectively                         $ 3,195,907  $ 6,481,587
Mortgage notes payable                       (1,430,519   (3,201,750)
Other, net                                      (36,167)    (228,560)
                                            $ 1,729,221  $ 3,051,277

NOTE 6

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

The Company believes that the assets securing the three notes, and the operations of Jensen as they now exist, may not be sufficient to provide for payment of the notes. The Company has limited financial information concerning AMKO and the guarantors of the notes. Consequently, no assurance can be given that the principal or interest due on the notes will be realized in full. As of August 9, 1996, AMKO had not paid its required principal payments in full. The Company is currently in continuing discussion with AMKO to assure that AMKO will pay all amounts in arrears and make future payments on a timely basis. In the interim, AMKO has made partial payments of $322,000 since January 1, 1996. AMKO, in conjunction with these discussions, has raised certain claims concerning the financial operations of the Company prior to sale. Management believes these claims have no merit and current discussions will resolve these issues satisfactorily.

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

Summarized  below are the operations of the Company's  Industrial
Products Segment for the three and six months ended June 30, 1995.

                                        For the Three   For the Six
                                        Months Ended   Months Ended
                                        June 30, 1995  June 30, 1995
Total revenues                           $ 1,091,228    $ 1,995,190
Costs and expenses:
 Cost of sales                               837,392      1,504,578
 Selling and administrative                  283,133        578,020
 Depreciation and amortization                 4,648          9,296
 Interest expense                              3,000          6,000
 Corporate administrative expenses            19,552         32,533
Total costs and expenses                   1,147,725      2,130,427
Loss from operations                         (56,497)      (135,237)
Income taxes                                     --             --
Net loss                                 $   (56,497)   $  (135,237)

               NATIONAL CAPITAL MANAGEMENT CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following is a discussion and analysis of the consolidated financial condition of the Company as of June 30, 1996 and of the results of operations for the Company for the three and six months ended June 30, 1996 and 1995, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following is supplemental to and should be read in conjunction with the Company's December 31, 1995 Annual Report to shareholders on Form 10-KSB as filed with the Securities and Exchange Commission, and the financial information and accompanying notes beginning on page 1 of this report.

Information contained in this discussion and analysis contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "plan", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include: cures and advances in medical treatments for terminal illnesses; dependence on medical consultants and an ability to predict life expectancy; the Company's ability to execute its business plan; the availability and cost of capital and competitive pressures on pricing for like insurance policies.

FINANCIAL CONDITION AND LIQUIDITY

Although the Company has historically engaged in Real Estate and Industrial Products, since 1995 its primary focus has been as a specialty financial service company that provides viatical settlements for terminally ill persons. The Company has conducted this activity through its wholly owned subsidiary, National Capital Benefits Corporation. A viatical settlement is the payment of cash in return for an ownership interest in, and the right to receive the death benefit, or face value, from a life insurance policy. The amount paid for a policy is determined by the Company based on various factors, including the Company's estimate of the life expectancy of the insured and the estimated premiums payable by the Company under the policy over the expected life of the insured. Through June 30, 1996, approximately 88 percent of the policies purchased by the Company have insured persons with terminal illnesses related to Acquired Immune Deficiency Syndrome ("AIDS").

Recently announced studies indicate that certain existing medications and medications presently under development may, when used in combination, prolong the life expectancy of persons previously diagnosed with AIDS. This treatment has been generally referred to by the media as the AIDS "cocktail". In particular, at a conference held in July 1996 in Vancouver, British Columbia, a significant amount of attention was focused on preliminary positive results for the AIDS cocktail. The conference as well as the media coverage regarding this treatment has had a significant impact on the viatical settlement industry. Certain of the Company's competitors have indicated they have temporarily stopped the purchase of these types of policies. The Company's operations and financial results are dependent on the ability of the Company, with the assistance of its medical advisors, to predict accurately the life expectancy of the insured individual. Life expectancy is a significant factor in the Company's determination of the purchase price of a policy. Since a large percentage of the Company's portfolio involves individuals with terminal illnesses related to AIDS, the development of a treatment of AIDS which extends the life expectancy of such persons could materially reduce the Company's future actual yield on its portfolio and materially adversely affect the Company's future performance. The Company elected to modify the experience modification factor which is used to determine accrued revenue and amortized costs and, as a result, reduced the current quarter's earned discount by approximately $189,000.

The Company's cash decreased from approximately $755,000 as of December 31, 1995 to $196,000 at June 30, 1996, principally as a result of financing operating activities and a $500,000 repayment of affiliates loans, offset by the receipt of $750,000 relating to the sale of Appletree Townhouses and $181,000 relating to the sale of Jensen Corporation. The Company's cash position has decreased to $170,000 as of August 9, 1996, of which $120,000 is restricted for use in the Viatical Settlement Division, resulting from cash used to finance operating activities, offset by receipt of $100,000 relating to the sale of Jensen Corporation. As of August 9, 1996, NCBC would have been able to borrow, under the terms of its revolving credit facility, an additional $769,000.

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

Effective as of December 29, 1995, NCBC entered into a revolving credit facility ("Facility") with a credit limit of up to $15,000,000, which expires December 1998. The proceeds of the loan were utilized to repay the Old Facility with another lender. The closing of the transaction was January 8, 1996. The Facility is secured by all the assets of NCBC, including purchased insurance policies. The Facility bears interest at 1/2% over the lender's prime rate or 2-7/8% over the 90 day London Inter-Bank Offer Rate ("Libor") at the option of NCBC (8-2/5% and 8-3/8% at June 30, 1996 and December 31, 1995, respectively), and is subject to a commitment fee of 1/4% on the average daily unused amount of the line. Because the interest rate on the Facility adjusts quarterly based on Libor, the fair value of the borrowings under the Facility approximates the carrying amount.

Under the terms of the Facility, the lender will loan NCBC a specified percentage of the cost of the insurance policies purchased. The insurance policies purchased by NCBC must meet certain underwriting criteria as established in the Facility. Repayment of outstanding principal is required as insurance proceeds from matured policies are collected. As of August 9, 1996, NCBC would have been able to borrow, under the terms of the Facility, an additional $769,000.

NCBC is required under the Facility to comply with covenants relating to the maintenance of its business (including purchasing a minimum level of insurance policies quarterly), insurance coverage, tangible net worth, and limitations on dividends and payments to affiliates. As of August 9, 1996, NCBC was in compliance with the Facility covenants.

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

On July 29, 1994, NCBC entered into an agreement and acquired certain assets of CAPX Corporation ("CAPX"), including the rights to certain service marks, trade names and proprietary computer software. The purchase price of the assets was $125,000 and the issuance of 33,333 shares of the $.01 par value of NCMC's common stock, which was valued at $5.25 per share, adjusted to reflect the reverse stock split. In addition, the agreement which was amended in January 1996, provides that NCBC will pay CAPX a commission of up to .875% of all death benefits recognized from insurance policies in its active portfolio as of December 31, 1995 and on policies purchased during the period January 1, 1996 to July 28, 1998. As part of the agreement, NCMC was required by CAPX to repurchase all of its shares at $5.25 per share on or before July 29, 1996. The Company is currently discussing an extension of the option with CAPX.

RESULTS OF OPERATIONS

During  the  three and six months ended June 30,  1996,  National
Capital  Benefits  Corp.  ("NCBC") had purchased  at  face  value
(including   those  in  escrow)  approximately   $4,093,000   and
$7,783,000 of policies, respectively.

During the three and six months ended June 30, 1996, $777,400 and $2,608,200 of policies matured. These policies had related direct costs of $658,600 and $2,262,000, respectively, and a corresponding gross profit of $118,800 and $346,200, respectively. During the three and six months ended June 30, 1995, $595,500 and $808,000 of policies matured. These policies had related direct costs of $493,700 and $674,000, respectively, and a corresponding gross profit of $101,800 and $134,000, respectively.

NCBC had approximately $19.6 million at face value of such policies remaining in its portfolio at June 30, 1996. Additional gross revenues of $1,537,000 and $1,025,000 were accrued and related costs of $1,450,000 and $952,000 were amortized during the six months ended June 30, 1996 and 1995, respectively, pursuant to NCBC's policy to accrete such revenue and costs over the period from the purchase of the policy to the estimated date of collection of the face value of the policy.

During the first six months of 1996, as a result of its significant increase in purchased policies, NCBC's earned discount increased to $652,000 during the first six months of 1996 after the adjustment of the experience modification factor which is used to determine accrued revenue and amortized costs which resulted in a reduction to the current quarter's earned discount by approximately $189,000. This was an increase in earned discount of $247,000 during the first six months of 1995. NCBC incurred operating expenses of approximately $767,000 and $645,000 for the first six months of 1996 and 1995, respectively, primarily for wages, advertising, promotion and travel and entertainment.

                              Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           NATIONAL CAPITAL
                           MANAGEMENT CORPORATION


Date:  August 20, 1996     By:/s/ Herbert J. Jaffe
                           Herbert J. Jaffe
                           President



                           By:/s/ John C. Shaw
                           John C. Shaw
                           Principal Financial Officer and
                           Principal Accounting Officer