Form 10QSB
period 1996-09-30
NATIONAL CAPITAL MANAGEMENT CORP
filed 1996-12-03
CIK 826495

                          SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, DC 20549

                                     FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended September 30, 1996
                                          or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

From the transition period from __________________________ to __________________

Commission file number 0-16819

                       National Capital Management Corporation
-------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

           Delaware                                    94-3054267
------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

50 California Street, San Francisco         CA            94111
-------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)
Registrant's telephone number, including area code   (415) 989-2661
                                                    ---------------------------
Former name, former address and former fiscal year, if changed from last report


-------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                      Yes      X               No
                        -----------              -------------
                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                      PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                      Yes                      No
                        -----------             -------------
                         APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

            Common                                      1,650,524
     ----------------------                  ------------------------------
              Class                          Outstanding at August 9, 1996

                       NATIONAL CAPITAL MANAGEMENT CORPORATION
                             CONSOLIDATED BALANCE SHEETS


                                                SEPTEMBER 30,      DECEMBER 31,
                                                   1996                 1995
                                                ------------       ------------
    ASSETS

Cash                                            $     38,125       $    634,892
Restricted cash                                      120,000            120,000
Accounts receivable                                  612,452             39,730
Notes and subscription receivable                  2,067,355          3,413,650
Accrued insurance proceeds                         7,605,712          5,467,122
Purchased insurance policies                       9,316,716          7,977,044
Property and equipment, less accumulated
  depreciation of $76,875 and $65,400 at
  September 30, 1996 and December 31, 1995,
  respectively                                        74,224             82,254
Net assets of discontinued operations - real
  estate segment                                   1,442,169          3,051,277
Deferred financing costs                             228,750            305,000
Other assets                                         224,917            253,531
                                                ------------       ------------
Total assets                                     $21,730,420        $21,344,500
                                                ------------       ------------
                                                ------------       ------------

    LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses           $    594,825        $ 1,920,789
Revolving credit facility                         13,540,445          9,570,830
Advances due affiliates                              -                  500,000
Subordinated note payable                          2,000,000          2,000,000
                                                ------------       ------------

Total liabilities                                 16,135,270         13,991,619

Common stock purchase obligation                     175,000            175,000

Shareholders' equity:
  Preferred stock, $0.01 par value,
    3,000,000 shares authorized, no shares
    issued and outstanding                           -                  -
  Common stock, $0.01 par value, 6,666,666
    shares authorized, 1,790,390 shares issued        17,904             17,904
  Additional paid-in capital                      23,123,951         23,123,951
  Accumulated deficit                           (17,497,488)       (15,739,757)
  Treasury stock, 139,866 shares at
   September 30, 1996 and December 31, 1995        (224,217)          (224,217)
                                                ------------       ------------
Total shareholders' equity                         5,420,150          7,177,881
                                                ------------       ------------

                                                 $21,730,420        $21,344,500
                                                ------------       ------------
                                                ------------       ------------

See accompanying notes.
                                          2

                       NATIONAL CAPITAL MANAGEMENT CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       FOR THE THREE MONTHS                          FOR THE NINE MONTHS
                                                        ENDED SEPTEMBER 30,                          ENDED SEPTEMBER 30,
                                                     1996                1995                     1996                1995
                                                 -----------          ----------             ------------         -----------
Revenue accrued and received                     $ 2,280,589          $1,269,456             $  6,644,673         $ 3,103,922
Cost of insurance policies                         2,809,163           1,156,146                6,521,428           2,743,752
                                                 -----------          ----------             ------------         -----------
Earned discount                                     (528,574)            113,310                  123,245             360,170
Interest expense                                     373,312             177,161                  932,722             409,984
                                                 -----------          ----------             ------------         -----------
Earned discount after interest expense              (901,886)            (63,851)                (809,477)            (49,814)
Selling and administrative                             5,013             238,412                  772,016             882,996
Depreciation and amortization                         70,954              81,861                  137,855             170,508
                                                 -----------          ----------             ------------         -----------
Loss from continuing operations before
  other income and expense                          (977,853)           (384,124)              (1,719,348)         (1,103,318)
                                                 -----------          ----------             ------------         -----------
Other (income) expense:
  Corporate administrative expense                   171,529             377,190                  525,719             783,980
  Interest income                                    (69,589)            (18,408)                (216,025)            (38,337)
  Other income                                        (3,958)             (2,250)                 (18,855)             (8,563)
                                                 -----------          ----------             ------------         -----------
Loss from continuing operations before
  income taxes                                    (1,075,835)           (740,656)              (2,010,187)         (1,840,398)
Income taxes                                         -                   -                       -                   -
                                                 -----------          ----------             ------------         -----------

Net loss from continuing operations               (1,075,835)           (740,656)              (2,010,187)         (1,840,398)
                                                 -----------          ----------             ------------         -----------
Discontinued operations:
  Net operating income (loss):
   Real estate segment                               (41,277)            (39,117)                (158,167)           (174,943)
   Industrial products segment                      (150,000)             28,600                 (150,000)           (106,637)
  Net gain on sale of real estate
   properties                                        187,073           1,023,424                  560,624           1,023,424
                                                 -----------          ----------             ------------         -----------
Net income (loss) from discontinued
  operations                                          (4,204)          1,012,907                  252,457             741,844
                                                 -----------          ----------             ------------         -----------

Net income (loss)                                $(1,080,039)         $  272,251              $(1,757,730)        $(1,098,554)
                                                 -----------          ----------             ------------         -----------
                                                 -----------          ----------             ------------         -----------
Net loss from continuing operations
  per share                                           $(0.65)             $(0.45)                  $(1.22)             $(1.11)
Net income (loss) from discontinued
  operations per share                                   -                  0.62                     0.15                0.45
                                                 -----------          ----------             ------------         -----------

Net income (loss) per share                           $(0.65)             $ 0.17                   $(1.06)             $(0.66)
                                                 -----------          ----------             ------------         -----------
                                                 -----------          ----------             ------------         -----------

Average number of shares outstanding               1,650,524           1,650,524                1,650,524           1,652,112
                                                 -----------          ----------             ------------         -----------
                                                 -----------          ----------             ------------         -----------


See accompanying notes.

                       NATIONAL CAPITAL MANAGEMENT CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  FOR THE NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                  1996                 1995
                                                              -----------           -----------
Cash flows from operating activities:
  Net loss                                                    $  (1,757,731)        $(1,098,554)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      (Income) loss from discontinued operations                   (252,457)           (741,844)
      Depreciation and amortization                                 137,855             170,508
      Earned discounts on insurance policies                        412,448              (8,756)
      Changes in operating assets and liabilities:
        Increase in accounts receivable                            (572,723)           (759,674)
        Decrease in accounts payable and accrued liabilities     (1,275,964)            211,123
        Decrease in finders' fee payable                            (50,000)            (50,000)
                                                               ------------         -----------
Net cash used in operating activities                            (3,358,571)         (2,277,197)
                                                               ------------         -----------
Net cash related to discontinued operations                       1,861,565           1,086,462
                                                               ------------         -----------
Cash flows from investing activities:
  Purchased insurance policies                                   (7,861,100)         (6,180,904)
  Proceeds from maturities of insurance policies                  3,970,390           1,864,316
  Additions to property and equipment                                (3,445)             (5,090)
  Increase in other assets                                          (21,516)           (105,925)
                                                               ------------         -----------
Net cash provided by (used in) investing activities              (3,915,671)         (4,427,603)
                                                               ------------         -----------
Cash flows from financing activities:
  Borrowings on revolving credit facility                         7,940,005           5,499,178
  Repayments on revolving credit facility                        (3,970,390)              -
  Addition to subordinated debt                                   2,000,000               -
  Addition to note receivable                                    (1,301,205)              -
  Repayment of notes receivable                                     647,500               -
  Payments of advances due affiliates                              (500,000)              -
  Acquisition of treasury stock                                       -                  (9,675)
                                                               ------------         -----------
Net cash provided by financing activities                         4,815,910           5,489,503
                                                               ------------         -----------
Decrease in cash                                                   (596,767)           (128,835)

Cash - beginning of period                                          634,892             671,022
                                                               ------------         -----------
Cash - end of period                                           $     38,125         $   542,187
                                                               ------------         -----------
                                                               ------------         -----------

See accompanying notes.

                       NATIONAL CAPITAL MANAGEMENT CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1996 AND 1995
                                     (UNAUDITED)


NOTE 1

     The financial information for the three and nine month periods ended September 30, 1996 and 1995 presented in this Form 10-QSB has been prepared from the accounting records without audit. The information furnished reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of interim periods. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for a full year. The consolidated balance sheet as of December 31, 1995 has been derived from audited financial statements. This report should be read in conjunction with the consolidated financial statements included in the Company's December 31, 1995 Annual Report to shareholders on Form 10-KSB as filed with the Securities and Exchange Commission.

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

NOTE 2

     Purchased insurance policies are stated at amortized cost. Costs capitalized include the purchase price paid to the insured (or "viator"), and certain direct and indirect costs related to the acquisition of such policies. The insurance policies purchased by the Company have been issued by various credit worthy insurance carriers, none of which represent a significant concentration of risk. National Capital Benefits Corp. ("NCBC"), a wholly-owned subsidiary of the Company, has an insurance contract with NCB Insurance Ltd. ("NCB"), a wholly-owned subsidiary of NCBC, which provides for payment of 90% of the face value of the policies purchased at a specified period of time after the expected maturity date, in accordance with the contract. NCB, in turn, has reinsured this risk with several large, non-affiliated international reinsurance companies. NCBC retains the residual 10%.

     As a result of the recently announced significant advances in AIDS medications and treatments, which may have a significant impact on the expected maturities of existing purchased policies in the Company's portfolio, the Company established an $800,000 valuation reserve against purchased policy costs as stated on the balance sheet. The impact of this reserve has been reflected in the three months and nine months ending September 30, 1996.

     Purchased insurance policies and accrued insurance proceeds consist of the following:



                                                  SEPTEMBER 30,    DECEMBER 31,
                                                       1996            1995
                                                  -----------      ------------

   Cost paid to viator                            $19,299,105       $10,487,660
   Other direct and indirect acquisition costs      2,757,710         1,051,510
   Less:  Amortized costs                         (11,940,099)       (3,562,126)
          Valuation reserve                          (800,000)         -
                                                  -----------      ------------
       Total purchased insurance policies         $ 9,316,716       $ 7,977,044
                                                  -----------      ------------
                                                  -----------      ------------
   Accrued insurance proceeds                     $ 6,068,657       $ 4,219,216
   Insurance proceeds fully accrued:
     Not yet matured                                1,387,055         1,081,906
     Matured not yet received                         150,000           166,000
                                                  -----------      ------------
                                                  $ 7,605,712       $ 5,467,122
                                                  -----------      ------------
                                                  -----------      ------------

NOTE 3

     APPLETREE TOWNHOUSES

     The Company's wholly-owned subsidiary, Georgia Properties, Inc. ("GPI"), received a loan of $650,000 on December 21, 1995 and an additional $500,000 on February 1, 1996 from the same individual that purchased The Mart Shopping Center, in exchange for an option to purchase Appletree Townhouses for $3,500,000. The option was exercised on April 3, 1996.

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

NOTE 4

     UNDEVELOPED LAND, 2.8 ACRES

     The Company owned undeveloped land in Fort Lauderdale, Florida which is zoned for commercial/industrial use. This parcel was sold for $216,000 and yielded $52,000 of cash to the Company, after payment of the related mortgage debt and other costs, upon its closing on August 30, 1996. The Company reported a gain of approximately $187,000 during the third quarter of 1996.

NOTE 5

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

     Summarized below are the operations of the Company's Real Estate Segment for the nine months ended September 30, 1996 and 1995:

                                                      FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        1996           1995
                                                   -----------      ------------
   Total revenues                                   $1,121,582      $1,756,904
                                                   -----------      ----------
   Costs and expenses:
      Operations and maintenance                       628,017       1,024,756
      Property taxes and insurance                     108,755         215,176
      Depreciation and amortization                    292,791         434,163
      Net interest                                     109,657         257,752
      Corporate administrative expenses                140,529         -
                                                   -----------      ----------
   Total costs and expenses                          1,279,749       1,931,847
                                                   -----------      ----------
   Loss from operations                               (158,167)       (174,943)
   Income taxes                                          -               -
                                                   -----------      ----------
   Net loss                                        $  (158,167)     $ (174,943)
                                                   -----------      ----------
                                                   -----------      ----------

   The components of the Real Estate Segment net assets from discontinued operations in the consolidated balance sheet as of September 30, 1996 and December 31, 1995 are as follows:

                                                SEPTEMBER 30,     DECEMBER 31,
                                                    1996               1995
  Rental properties, less accumulated
   depreciation of $1,089,543 and $1,758,246
   as of September 30, 1996 and December
   31, 1995, respectively                           $3,158,755      $6,481,587

   Mortgage notes payable                           (1,269,406)     (3,201,750)
   Other, net                                         (447,180)       (228,560)
                                                   -----------      ----------
                                                    $1,442,169      $3,051,277
                                                   -----------      ----------
                                                   -----------      ----------

NOTE 6

   DISCONTINUED OPERATIONS - INDUSTRIAL PRODUCTS SEGMENT

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

   The $1,311,000 note, as amended August 1996, bears interest at 8.5% per annum and is payable in varying installments with the balance due in October 1997.
The $765,000 note, as amended August 1996, bears interest at 8.5% per annum and is payable in varying installments with the balance due in March 1998. The $337,650 note, as amended August 1996, bears interest at 8.5% per annum and is payable in varying installments with the balance due in March 1998.

   The Company believes that the assets securing the three notes, and the operations of Jensen as they now exist, may not be sufficient to provide for payment of the notes. The Company has limited financial information concerning AMKO and the guarantor of the notes. Consequently, no assurance can be given that the principal or interest due on the notes will be realized in full. AMKO has made principal payments of $350,000 from January 1, 1996 to September 30, 1996.

   The Company provided a reserve of $1,000,000 as of December 31, 1995. This reserve was increased by $150,000 during the quarter ended September 30, 1996. Based upon the guarantees and estimated liquidation value of Jensen's assets which were pledged as collateral for these notes, the Company believes that this adjusted reserve is adequate.

   The results of the Industrial Products Segment have been reported separately as discontinued operations in these consolidated statements of operations. Prior period financial statements have been restated to present the Industrial Products Segment as a discontinued operation.

   Summarized below are the operations of the Company's Industrial Products Segment for the three and nine months ended September 30, 1995.

                                                 FOR THE THREE   FOR THE NINE
                                                 MONTHS ENDED    MONTHS ENDED
                                                 SEPTEMBER 30,   SEPTEMBER 30,
                                                       1995            1995
                                                   -----------      ----------
   Total Revenues                                   $1,442,938      $3,438,128
                                                   -----------      ----------
   Costs and expenses:
      Cost of sales                                  1,196,584       2,701,162
      Selling and administrative                       262,482         840,502
      Depreciation and amortization                      -               9,296
      Interest expense                                  (1,998)          4,002
      Corporate administrative expenses                (42,730)        (10,197)
                                                   -----------      ----------
   Total costs and expenses                          1,414,338       3,544,765
                                                   -----------      ----------
   Income (loss) from operations                        28,600        (106,637)
   Income taxes                                          -               -
                                                   -----------      ----------
   Net loss                                        $    28,600     $  (106,637)
                                                   -----------      ----------
                                                   -----------      ----------

                       NATIONAL CAPITAL MANAGEMENT CORPORATION
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

     OVERVIEW

     The following is a discussion and analysis of the consolidated financial condition of the Company as of September 30, 1996 and of the results of operations for the Company for the three and nine months ended September 30, 1996 and 1995, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following is supplemental to and should be read in conjunction with the Company's December 31, 1995 Annual Report to shareholders on Form 10-KSB as filed with the Securities and Exchange Commission, and the financial information and accompanying notes beginning on page 2 of this report.

     Information contained in this discussion and analysis contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "plan", "anticipate", estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include: cures and advances in medical treatments for terminal illnesses; dependence on medical consultants and an ability to predict life expectancy; the Company's ability to execute its business plan; the availability and cost of capital and competitive pressures on pricing for like insurance policies.

     By letter dated October 30, 1996, the NASD notified the Company that, despite the Company's request for continued listing on The NASDAQ Stock Market pursuant to an exemption for the Company's proposed plan of compliance, the Company's Common Stock would be deleted from such listing effective October 31, 1996 due to the failure of the Company to meet the NASD's minimum bid price and market value of public float requirements. The Common Stock continues to be eligible for trading in the over-the-counter market and reported in the NASD's OTC Bulletin Board or in the "pink sheets" as reported by the National Quotation Bureau, Inc. However, because the bid price of the Common Stock has been below $5.00 per share, the Common Stock, when recommended by a broker-dealer, will become subject to the limitations of Rule 15g-9 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") which Rule imposes additional sales practices requirements on broker-dealers. This Rule and other rules under the Exchange Act may adversely affect the ability of broker-dealers to sell the Common Stock.

     FINANCIAL CONDITION AND LIQUIDITY

     Although the Company has historically engaged in Real Estate and Industrial Products, since 1995 its primary focus has been as a specialty financial service company that provides viatical settlements for terminally ill persons. The Company has conducted this activity through its wholly owned subsidiary, National Capital Benefits Corporation. A viatical settlement is the payment of cash in return for an ownership interest in, and the right to receive the death benefit, or face value, from a life insurance policy. The amount paid for a policy is determined by the Company based on various factors, including the Company's estimate of the life expectancy of the insured and the estimated premiums payable by the Company under the policy over the expected life of the insured. Through September 30, 1996, approximately 90 percent of the policies purchased by the Company have insured persons with terminal illnesses related to Acquired Immune Deficiency Syndrome ("AIDS").

     Recently announced studies indicate that certain existing medications and medications presently under development may, when used in combination, significantly prolong the life expectancy of persons previously diagnosed with AIDS. This treatment has been generally referred to by the media as the AIDS "cocktail". In particular, at a conference held in July 1996 in Vancouver, British Columbia, a significant amount of attention was focused on preliminary positive results for the AIDS cocktail. The conference as well as the media coverage regarding this treatment has had a significant impact on the viatical settlement industry. Certain of the Company's competitors have indicated they have temporarily stopped the purchase of these types of policies. The Company's operations and financial results are dependent on the ability of the Company, with the assistance of its medical advisors, to predict accurately the life expectancy of the insured individual. Life expectancy is a significant factor in the Company's determination of the purchase price of a policy. Since a large percentage of the Company's portfolio involves individuals with terminal illnesses related to AIDS, the development of a treatment of AIDS which extends the life expectancy of such persons could materially reduce the Company's future actual yield on its portfolio and materially adversely affect the Company's future performance.

     Therefore, as noted in footnote 2 to the financial statements, as a result of the recently announced significant advances in AIDS medications and treatments, which may have a significant impact on the expected maturities of existing purchased policies in the Company's portfolio, the Company established an $800,000 valuation reserve against purchased policy costs as stated on the balance sheet. The impact of this reserve has been reflected in the three months and nine months ending September 30, 1996.

     The Company's cash decreased from approximately $755,000 as of December 31, 1995 to $158,000 at September 30, 1996, principally as a result of financing operating activities and a $500,000 repayment of affiliates loans, offset by the receipt of $750,000 relating to the sale of Appletree Townhouses and $350,000 relating to the sale of Jensen Corporation. As of November 1, 1996, NCBC would have been able to borrow, under the terms of its revolving credit facility, an additional $17,000.

     The Company has negotiated a modification to its loan agreements with its Senior Lender and Subordinated Lender as of November 27, 1996, and is in compliance with all covenants, as amended.

     Other than in its Viatical Settlement Subsidiary, the Company does not have any existing general credit facilities to fund its ongoing working capital requirements. The Company may seek additional financing through the issuance of securities on a private or public basis, or through long or short-term borrowings.

     On March 17, 1994 NCBC entered into a revolving credit facility ("Old Facility") with a credit limit of $10,000,000. Interest on borrowings under the Old Facility was at 2% over a composite of several large bank prime rates or the rate on 90 day dealer commercial paper, whichever is higher, (10 3/4% at December 31, 1995), and was subject to a commitment fee of .625% on the average daily unused amount on the line.

     Effective as of December 29, 1995, NCBC entered into a revolving credit facility ("Facility") with a credit limit of up to $15,000,000, which expires December 1998. The proceeds of the loan were utilized to repay the Old Facility with another lender. The closing of the transaction was January 8, 1996. The Facility is secured by all the assets of NCBC, including purchased insurance policies. The Facility bears interest at 1/2% over the lender's prime rate or 2.7/8% over the 90 day London Inter-Bank Offer Rate ("Libor"), at the option of NCBC (8 2/5% and 5.81% at September 30, 1996, respectively), and is subject to a commitment fee of 1/4% on the average daily unused amount of the line. Because the interest rate on the Facility adjusts quarterly based on Libor, the fair value of the borrowings under the facility approximates the carrying amount.

     Under the terms of the Facility, the lender will loan NCBC a specified percentage of the cost of the insurance policies purchased. The insurance policies purchased by NCBC must meet certain underwriting criteria as established in the Facility. Repayment of outstanding principal is required as insurance proceeds from matured policies are collected. Under the terms of the Agreement, as amended on November 27, 1996, NCBC can not use the facility to purchase additional policies. Additional financing or equity will be required to finance policy acquisitions. At the present time, management can not be assured that such financing or equity will be available.

     As of November 27, 1996, NCBC was in compliance with the Facility covenants, as amended.

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

     On July 29, 1994, NCBC entered into an agreement and acquired certain assets of CAPX Corporation ("CAPX"), including the rights to certain service marks, trade names and proprietary computer software. The purchase price of the assets was $125,000 and the issuance of 33,333 shares of the $.01 par value of NCMC's common stock, which was valued at $5.25 per share, adjusted to reflect the reverse stock split. In addition, the agreement which was amended in January 1996, provides that NCBC will pay CAPX a commission of up to .875% of all death benefits recognized from insurance policies in its active portfolio as of December 31, 1995 and on policies purchased during the period January 1, 1996 to July 28, 1998. As part of the agreement, as amended in September 1996, NCBC was required by CAPX to repurchase all of its shares at $5.25 per share on or before January 1997. In conjunction with the amendment, NCBC pre-paid $25,000 and therefore the balance due is $150,000.

     RESULTS OF OPERATIONS

     During the three and nine months ended September 30, 1996, National Capital Benefits Corp. ("NCBC") had purchased at face value (including those in escrow) approximately $2,728,000 and $10,207,000 of policies, respectively.

     During the first six months of 1996, the Company averaged $1,250,000 in policy purchases per month. During the three months ending September 1996, the Company averaged $900,000 in policy purchases per month, while in October 1996, the Company only purchased $81,250 of policies. This significant downward trend in policy acquisitions is expected to continue in the near term as the Company continues to determine the long-term impact of new AIDS medications on the life expectancy of prospective clients, and seeks alternative methods to attract clients with other terminal illnesses. The Federal Tax Law has been amended, effective January 1, 1997, to provide that certain viatical settlements would be tax free. However, the Company cannot determine at the present time, what impact, if any, this change will have on prospective viators.

     During the three and nine months ended September 30, 1996, $1,334,000 and $3,721,000 of polices matured. These policies had related direct costs of $1,138,000 and $3,093,000, respectively; and a corresponding gross profit of $196,000 and $628,000, respectively. During the three and nine months ended September 30, 1995, $144,000 and $1,864,000 of policies matured. These policies had related direct costs of $120,000 and $1,513,000, respectively, and a corresponding gross profit of $24,000 and $351,000, respectively.

     NCBC had approximately $20,150,000 at face value of such policies remaining in its portfolio at September 30, 1996. Gross revenues of $6,693,000 and $2,954,000 were accrued and related cost of $5,721,000 and $2,613,000 were amortized during the nine months ended September 30, 1996 and 1995, respectively, pursuant to NCBC's policy to accrete such revenue and costs over the period from the purchase of the policy to the estimated date of collection of the face value of the policy.

     NCBC incurred selling and administrative expenses of approximately $772,000 and $883,000, respectively for the nine months of 1996 and 1995, respectively, primarily for wages, advertising, promotion and travel and entertainment.

                                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NATIONAL CAPITAL
                                        MANAGEMENT CORPORATION




Dated: ________________                 By:  ______________________________
                                             John C. Shaw
                                             C.E.O.





                                        By:  ______________________________
                                             Jeffrey S. Goldstein
                                             Principal Financial Officer and
                                             Principal Accounting Officer