Form 10KSB
period 1996-12-31
NATIONAL CAPITAL MANAGEMENT CORP
filed 1997-04-16
CIK 826495

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                       FORM 10-KSB

     [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               [Fee Required]
      For the fiscal year ended December 31, 1996

                             or

     [   ]     Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 [No Fee Required]
     For the transition period from                    to
     ________________________
     Commission file number 0-16819

         National Capital Management Corporation
           (Name of small business issuer in its charter)

                Delaware                                 94-3054267

     (State or other jurisdiction of         (I.R.S. Employer Identification
      incorporation or organization)          Number)

     520 Madison Avenue, New York NY                      10022
     (Address of principal executive offices)          (Zip Code)

     Issuer's telephone number  (212) 980-3883

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or
     any amendment to this Form 10-KSB.      [X]

     Issuer s revenues for its most recent fiscal year $10,331,081.

     The aggregate market value of voting stock held by nonaffiliates of the Registrant is approximately $568,885 as of March 21, 1997.

                                    1,673,190
      (Number of shares of common stock outstanding as of March 21, 1997)

         Total number of pages in this document is: 39
               The exhibit index is on page 36

                           PART I

     Item 1 - Description of Business

     Introduction

     National Capital Management Corporation ("NCMC") is a holding company that until recently operated through its primary subsidiary, National Capital Benefits Corp. (collectively with NCMC, the "Company"), which purchased life insurance policies for cash, on a discounted basis, from individuals having life threatening illnesses, a transaction which is otherwise known as viatical settlements. In December 1996 the Company made a determination to discontinue this operation.

     In the prior two years, the Company had been comprised of two additional distinctly different operating businesses, the Real Estate Segment and the Industrial Products Segment. However, these segments were discontinued during 1995 through the sale of principally all of their assets and/or stock.

     On August 20, 1996 the Company was notified by NASDAQ that the Company no longer appeared to meet certain requirements for continued listing on NASDAQ's National Market System. In particular, NASDAQ noted that (i) the closing bid price for the Company's common stock on August 12, 1996 was $.875 per share and therefore below NASDAQ's $1 minimum bid price and (ii) because of the bid price, the market value of the public float no longer appeared to meet the requirement for a $1 million public float.

     On September 17, 1996, in response to the foregoing two concerns raised by NASDAQ, the Company proposed a stock repurchase program pursuant to which the Company would purchase up to 80,000 shares of the Company's common stock in the open market from time-to-time as market conditions permitted.

     On September 27, 1996, NASDAQ notified the Company that it had completed its review of the Company's proposal and request for continued listing on NASDAQ's National Market System. Based on that review, NASDAQ determined to deny the Company's request.

     The determination was based on several factors. The NASDAQ staff noted that the Company was in the hearings process in 1995 for a minimum bid price deficiency. At that time, the Company was successful in maintaining compliance by implementing a one-for-three reverse stock split. NASDAQ stated that the Company's proposed repurchase program would further reduce the already limited shares of public float and is not guaranteed of achieving compliance with the minimum bid price and/or the market value of public float criteria. NASDAQ further noted that the Company has had a history of financial losses. In conclusion, as a result of the Company's inability to provide a plan which will ensure continual compliance, and that the Company was in the hearings process in 1995 for a bid price deficiency, the NASDAQ staff determined that continued listing on NASDAQ's National Market System was no longer warranted and informed the Company that the common stock was scheduled to be deleted from the National Market System, effective with the opening of business on October 31, 1996. The Company is eligible to trade on the OTC Bulletin Board.

     Discontinued Operation - Viatical Settlements

     On March 17, 1994, the Company formed National Capital Benefits Corp. ("NCBC") to engage in the business of purchasing life insurance policies which insure the lives of individuals with life threatening illnesses. NCBC purchased policies which insure individuals having a projected life expectancy of 36 months or less. In March 1994, the Company funded NCBC with initial cash investments of $1,490,000, consisting of $1,450,000 of preferred stock and $40,000 of common stock, and purchased an additional $3,210,000 of preferred stock for cash through December 31, 1995 and an additional $663,082 through December 31, 1996.

     In addition, NCBC had a revolving line of credit ("The Facility") up to $15 million, based on a formula of eligible policies purchased, from an institutional lender which was to be used to provide working capital and funds for the purchase of such policies. The facility is secured by all of the assets of NCBC, including purchased insurance policies, bears interest at 1/2% over the lender s prime rate or 2-7/8% over the 90 day London Inter-Bank Offer Rate ("Libor") at the option of NCBC, is subject to a commitment fee of 1/4% on the average daily unused amount of the line and expires in December 1998. NCBC had drawn approximately $12,131,000 on this line of credit as of March 21, 1997. The Facility was amended on November 30, 1996, and can no longer be utilized to finance the purchase of policies. However, the facility does provide for the use of maturity and reinsurance claim proceeds (see below) for debt service and certain operating expenses.

     In addition, as of December 29, 1995, NCBC issued a $2,000,000 subordinated note (the "Note") bearing interest at a rate of 14% with interest payable monthly in arrears. The interest rate on the Note is consistent with a market rate at which a similar borrowing could be obtained by the Company. Therefore, the fair value of the Note approximates the carrying value at December 31, 1996. The note is due December 31, 1998, and is secured by NCBC s purchased insurance policies, subject to the security interest granted to the Facility lender. The purchaser of the Note was granted a warrant to acquire 12% of the common stock of NCBC (68 shares) at a price of $1.47 per share. The holder of the warrant can exercise a put of the stock to NCBC under certain conditions, which would guarantee the holder a minimum additional 4% interest on the outstanding balance. This additional liability has not been reflected in the financial statements at December 31, 1996 as management is negotiating a modification to the warrant agreement, which is expected to result in minimal additional cost to the Company on a prospective basis only. The warrant expires December 31, 2000.

     NCBC insured 90% of the net death benefit of the acquired policies through a wholly-owned Bermuda insurance company which, in turn, has reinsured the risk with a consortium of large international insurance companies. At December 31, 1996, there was $120,000 of cash restricted to the Bermuda insurance company. As of December 31, 1996, the face value of NCBC s purchased insurance policies remaining in its portfolio was approximately $20.5 million. During 1996, approximately $4.3 million of policies matured.

     A trust whose sole trustee was an executive officer of NCBC ("the Minority Owner") originally owned 14-1/2% of the common stock of NCBC. Effective November 30, 1996, the Company acquired this minority interest and all agreements with the minority owner were terminated.

     On July 29, 1994, NCBC entered into an agreement and acquired certain assets of CAPX Corporation ("CAPX"), including the rights to certain service marks, trade names and proprietary computer software. The purchase price of the assets was $125,000 and the issuance of 33,333 shares of the $.01 par value of NCMC s common stock, which was valued at $5.25 per share, adjusted to reflect the reverse stock split. As part of the agreement, as amended in September 1996, NCBC was required to immediately pay CAPX $25,000, and an additional $150,000 by January 1997 to repurchase all of the CAPX shares. The agreement was further modified in February 1997 at which time the Company paid $100,000 and the agreement was terminated.

     Nature of Recently Discontinued Viatical Settlement Business

     The viatical settlement business made it possible for people facing life threatening illnesses to sell their life insurance policies for cash at a discount from the policies' stated death benefit. The sales proceeds gave them choices that they might not otherwise have, such as selecting quality health care, retaining ownership of a residence, retiring indebtedness or sharing funds with family, friends or favorite charities.

     A prospective seller's medical records were reviewed by physicians retained by NCBC as consultants who specialized in treatment of the individual's particular illness or disorder. A prognosis was then made by each physician of the life expectancy of that person, which is an essential element in determining NCBC's purchasing of the policy and the terms of such purchase. Other factors considered when purchasing policies was the financial strength of the insurance company writing the policy, the amount of coverage provided by the policy, assignment restrictions contained in the policy, the amount of any loans against the policies, prior assignments, the beneficiary, the cost of policy premiums, issue date and type of policy.

     NCBC is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from these estimates.

     The recognition of earned discount and the ultimate profitability associated with purchased insurance policies is directly related to NCBC s assumptions regarding the remaining life expectancy of terminally ill individuals. Such estimates were made when the insurance policy was purchased based upon facts and circumstances then known, and are adjusted periodically, but not more than annually, based upon actual experience. While NCBC believes that its estimate of life expectancy, and the related recognition of earned discount will closely approximate actual experience, given the inherent scientific uncertainty of such estimates, including the potential impact of recently announced medical treatments that might extend life expectancies, there can be no assurance that these policies will mature in accordance with management s estimates. Therefore, the Company established a $1,500,000 valuation reserve against purchase policy costs, as stated on the balance sheet, during 1996 (see footnote 3 to the financial statements). The amount of the reserve was determined based on projections of expected cash inflows from maturity and reinsurance claims, and cash outflows for debt service and operating costs during the portfolio administration process which is expected to take several years (see footnote 3).

     In accordance with the discontinuance of this business segment, NCBC has restructured its organization and reduced its office staff to two persons.

     Discontinued Operation - Real Estate Segment

     In November 1995, the Company elected to discontinue operations of the Real Estate Segment. The following is the status of the Company s disposal activities:

     The Mart Shopping Center: On July 28, 1995, the Company sold The Mart Shopping Center ("the Mart") located on nine acres in the high technology business area of Hillsboro, Oregon, a suburb of Portland, to an individual affiliated with NCM Management Ltd., a company which provides management services to the Company. The sales proceeds included $960,000 in cash, an eighteen month note secured by a second deed of trust on the property in the amount of $910,000 and the buyer s assumption of the $1,232,501 first deed of trust secured by the property for a total purchase price of $3,102,501. The Company renegotiated payment of the note with the purchaser whereby it received a total of $800,000 in exchange for an early payoff on September 30, 1995, reducing the sale proceeds by $110,000. A gain of $1,029,894 was recognized on this transaction in 1995.

     Appletree Townhouses: The Company s wholly-owned subsidiary, Georgia Properties, Inc. ("GPI"), received advances of $650,000 on December 21, 1995 and an additional $500,000 on February 1, 1996 from the same individual that purchased The Mart Shopping Center, in exchange for an option to purchase Appletree Townhouses for $3,500,000, which was exercised on March 31, 1996.

     The sales price of $3,500,000 consisted of the aforementioned advances by the buyer totaling $1,150,000, assumption of the existing first deed loan by the buyer in the amount of $1,048,795 and a purchase money note for the balance equal to $1,301,205. The purchase money note paid interest on the balance due from the date of sale at 8% per annum until it was paid in December 1996. In addition, the buyer was required to prepay $250,000 of this note on May 1, 1996, which was paid in April 1996. A gain of $327,735, related to the sale of this property and the liquidation of the Appletree subsidiary, was reported in 1996.

     Florida land: The Company owned undeveloped land in Ft. Lauderdale, Florida which is zoned for commercial/industrial use. This parcel was sold for $216,000 in August 1996, and the Company reported a gain of $190,489.

     Colony Ridge Apartments: Colony Ridge Apartments is an apartment complex in Decatur, Georgia which was constructed in 1968 and consists of 23 two-story buildings containing a total of 212 apartment units. This property is currently being marketed and is expected to be sold during 1997.

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

     The Company retained a contingent interest in the cash flows of these partnerships. It will receive any cash available from property operations, to the extent it exceeds approximately $61,000 annually, and any refinancing proceeds up to a total of approximately $4.5 million, plus interest at 9.25% per annum on the outstanding balance of this amount.
     Any proceeds of sale will be allocated, first, 99.1% to the new partners until they have received 135% of their investment, less any prior distributions. Any remaining proceeds from a sale will be allocated to the Company up to $6 million, less any distributions from operations or refinancings as described above. These arrangements have not been reflected in the Company s financial statements since their ultimate realization cannot reasonably be determined. In addition, at such time as the tax benefits have been utilized, the Company has the right to purchase the interests of the newly admitted partners for 135% of their contributed capital (minus prior cash payments). Should the Company choose not to exercise such right to purchase the partners interests, the newly admitted administrative general partner has the right to require the Company to sell all of the assets and liquidate the partnerships. The Company has not funded any operating deficits and has not received any excess cash flows during 1996 and 1995.

     Discontinued Operation - Industrial Products Segment

     The Industrial Products Segment consisted of the Company s wholly-owned subsidiary, Jensen Corporation ("Jensen"), which manufactured and distributed machinery used primarily by commercial laundries, large institutions and hotels as well as commercial compactor products for waste disposal. On November 10, 1995, the Company sold 100% of the common stock of Jensen, located in Fort Lauderdale, Florida to AMKO USA, Inc. ("AMKO"), an affiliate of AMKO International B.V., which is based in The Netherlands, for $1,726,000. The sale proceeds included cash of $415,000 and a promissory note receivable in the amount of $1,311,000, which is secured by Jensen s stock, accounts receivable and inventory. The $1,311,000 note is guaranteed in its entirety by AMKO International B.V., and the sole shareholder of AMKO International B.V. guaranteed the first $585,000 of principal payments.

     AMKO also agreed to cause Jensen to pay to the Company a $765,000 obligation in the form of a note, which was loaned to Jensen, $500,000 which was prior to the sale and $265,000 which was simultaneous with the sale, and an intercompany balance payable by Jensen to the Company of $337,650, which are secured by the assets of Jensen. The first $765,000 of principal payments under these notes are guaranteed by AMKO International B.V.

     The $1,311,000 note as amended in August and October 1996, and again in February 1997 bears interest at 8.5% per annum and is payable in varying installments with the balance due in October, 1997. The $765,000 note as amended in August and October 1996, and again in February 1997 bears interest at 8.5% per annum and is payable in varying installments with the balance due in March, 1998. The $337,650 note as amended in August and October 1996, and again in February 1997 bears interest at 8.5% per annum and is payable in varying installments with the balance due in March 1998.

     The Company believes that the assets securing the three notes, and the operations of Jensen as they now exist, may not be sufficient to provide for payment of the notes. The Company has limited financial information concerning AMKO and the guarantors of the notes. Consequently, no assurance can be given that the principal or interest due on the notes will be realized in full. As of December 1996, AMKO had paid principal of $400,000, and the Company agreed to a $50,000 reduction in the face amount of the $1,311,000 Note to settle certain Contract disputes. The Company is currently in discussion with AMKO to assure that AMKO will pay all future payments on a timely basis. The Company recorded a reserve of $1,150,000 for these notes as of December 31, 1996. Based upon the guarantees and estimated liquidation value of Jensen s assets which were pledged as collateral for these notes, the Company believes that this reserve is adequate.

     Item 2 - Description of Property

     The Company maintains an office in New York for use by its executive officers at the premises of Resource Holdings, Ltd. ("Resource"). The Company is not a party to a lease, but there is an understanding that NCMC will pay rent for the offices in New York until the end of 1997. In addition, in accordance with its agreement with Resource, the Company has deposited with Resource s landlord the amount of $37,746 which will be returned, plus interest, to the Company on termination of Resource's lease (see Item 12 - Certain Relationships and Related Transactions).

     Mr. Shaw, a director of the Company, is a managing director and significant shareholder of Resource, and therefore may be deemed to have an interest in any payments to Resource.

     The Company considers this property to be suitable and adequate for its present needs. The property is being fully utilized. See Item 1 "Business" for discussion of real properties owned in connection with the discontinued operations of the Real Estate Segment.

     Item 3 - Legal Proceedings

     The Company was a named defendant in a product liability lawsuit related to Jensen Corporation. In August 1996, the lawsuit was settled at no cost to the Company.

     Item 4 - Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting on October 29, 1996 in Dallas, Texas. The Company solicited proxies and filed definitive proxy statements with the commission pursuant to Regulation 14A. The matters voted upon at that meeting and the votes cast were as follows.

             Proposal                                       Vote
                                                  For    Against    Abstain
     (1) The election of the following
         people to the Board of Directors:        823,645    11,668       -
           James J. Pinto
           John C. Shaw
           Herbert J. Jaffe
           David Faulkner

     (2) Ratification of the appointment
         of Arthur Andersen, LLP as the
         Company's independent auditors
         for fiscal year ending
         December 31, 1996                       823,645  11,668        -

                           PART II

     Item 5 -  Market for Common Equity and Related Stockholder Matters

     a.      Market Information

             The Company's common stock trades on the OTC Bulletin Board under the symbol NCMC.

       The high and low bid prices of shares of common stock of the Company for each quarter during the years ended December 31, 1996 and 1995, are as follows:

                                                          Bid Price
                                                             High       Low
      For the Quarter Ended
      December 31, 1996............................           .5620     .3750
      September 30, 1996...........................          1.0000     .8750
      June 30, 1996................................          1.0000    1.7500
      March 31, 1996...............................          2.3750    2.3750
      December 31, 1995............................          1.5833    1.1667
      September 30, 1995...........................          1.9167    1.5000
      June 30, 1995 *..............................          1.0208     .7500
      March 31, 1995*..............................           .9375     .8229

     The quotations represent inter dealer quotations without retail mark-up, mark-down or commission, and do not necessarily represent actual transactions. The last reported sales price of the Company's common stock on March 21, 1997 was $.34.

     * Does not reflect stock split

     Reverse Stock Split

       Pursuant to the approval of the stockholders on June 28, 1995, the Company implemented a reverse stock split which was effective July 11, 1995, whereby each three shares of common stock was converted into one share of common stock. As a result of the reverse stock split, the Registrant has 6,666,666 shares of authorized common stock, of which 1,673,190 are issued and outstanding. All such shares are of the par value of $.01.

     b.   Number of Holders of Common Stock

          At March 21, 1997, the approximate number of holders of record of shares of common stock of the Company was 973.

     c.   Dividends on Common Stock

         The Company has not declared any dividends on its common stock during the two year period ended December 31, 1996.

     Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     OVERVIEW

     During 1996, the Company initially expanded its viatical settlement business until it discontinued this operation at the end of the year.

     While the Company is managing the administration of the collection of the portfolio of life insurance policies and the orderly liquidation of its real estate, management intends to seek other acquisitions.

     FINANCIAL CONDITION AND LIQUIDITY

     The Company's cash was approximately $651,000 at December 31, 1996. During 1996, cash used to finance operating activities and the viatical settlement business was offset by the receipt of $1,347,000 from the sale of Appletree Townhouses and the Florida land. The Company s cash position decreased to $400,000 as of March 21, 1997, as a result of operating expenses and the CAPX settlement (see below).

     Other than in its Viatical Settlement Subsidiary, the Company does not have any existing general credit facilities to fund its ongoing working capital requirements. The Company may seek additional financing through the issuance of securities on a private or public basis, or through long or short-term borrowings.

     VIATICAL SETTLEMENT BUSINESS

     Effective as of December 29, 1995, NCBC entered into a revolving credit facility ("Facility") with a credit limit of up to $15 million, which expires December 1998. The closing of the transaction was January 8, 1996. The Facility is secured by all the assets of NCBC, including purchased insurance policies. The Facility bears interest at 1/2% over the lender s prime rate or 2-7/8% over the 90 day London Inter-Bank Offer Rate ("Libor") at the option of NCBC (Libor rate + 2-7/8 and 8-3/8% at December 31, 1996 and 1995), and is subject to a commitment fee of 1/4% on the average daily unused amount of the Facility. Because the interest rate on the Facility adjusts quarterly based on Libor, the fair value of the borrowings under the Facility approximates the carrying amount.

     Under the terms of the Facility, the lender initially loaned NCBC a specified percentage of the cost of the insurance policies purchased, and the insurance policies purchased by NCBC had to meet certain underwriting criteria as established in the Facility. Repayment of outstanding principal is required as insurance proceeds from matured policies are collected.

     NCBC negotiated a modification to the Facility, as of November 30, 1996, and can no longer use the Facility to purchase additional policies. However, the Facility does provide for the drawdown of a specified percentage of the policy portfolio and the use of proceeds from maturity and reinsurance claims for debt service and certain operating expenses.

     In addition, as of December 29, 1995, NCBC issued a $2,000,000 subordinated note (the "Note") bearing interest at a rate of 14% with interest payable monthly in arrears. The interest rate on the Note is consistent with a market rate at which a similar borrowing could be obtained by the Company. Therefore, the fair value of the Note approximates the carrying value at December 31, 1996. The note is due December 31, 1998, and is secured by NCBC s purchased insurance policies, subject to the security interest granted to the Facility lender. The purchaser of the Note was granted a warrant to acquire 12% of the common stock of NCBC (68 shares) at a price of $1.47 per share. The holder of the warrant can exercise a put of the stock to NCBC under certain conditions, which would guarantee the holder a minimum additional 4% interest on the outstanding balance. This additional liability has not been reflected in the financial statements at December 31, 1996 as management is negotiating a modification to the warrant agreement, which is expected to result in minimal additional cost to the Company on a prospective basis only. The warrant expires December 31, 2000.

     On July 29, 1994, NCBC entered into an agreement and acquired certain assets of CAPX Corporation ("CAPX"), including the rights to certain service marks, trade names and proprietary computer software. The purchase price of the assets was $125,000 and the issuance of 33,333 shares of the $.01 par value of NCMC s common stock, which was valued at $5.25 per share, adjusted to reflect the reverse stock split. As part of the agreement, as amended in September 1996, NCMC was required by CAPX to repurchase all of its shares at $5.25 per share on or before January 1997. In conjunction with the September 1996 amendment NCBC paid CAPX $25,000 and the balance of $150,000 was due January 1997. The agreement was further modified in February 1997, at which time the Company paid $100,000 and the agreement was terminated.

     The viatical settlement business was discontinued in December 1996.

     REAL ESTATE BUSINESS

     On November 27, 1995, the Company elected to discontinue operations of the Real Estate Segment to concentrate its efforts on its viatical settlements business. The following is a description of Company s disposal activities:

     The Mart Shopping Center: On July 28, 1995, the Company sold The Mart Shopping Center ("the Mart") located on nine acres in the high technology business area of Hillsboro, Oregon, a suburb of Portland, to an individual affiliated with NCM Management Ltd., a company which provides management services to the Company. The sales proceeds included $960,000 in cash, an eighteen month note secured by a second deed of trust on the property in the amount of $910,000 and the buyer s assumption of the $1,232,501 first deed of trust secured by the property for a total purchase price of $3,102,501. The Company renegotiated payment of the note with the purchaser whereby it received a total of $800,000 in exchange for an early payoff on September 30, 1995, reducing the sale proceeds by $110,000. A gain of $1,029,894 was recognized on this transaction in 1995.

     Appletree Townhouses: The Company s wholly-owned subsidiary, Georgia Properties, Inc. ("GPI"), received advances of $650,000 on December 21, 1995 and an additional $500,000 on February 1, 1996 from the same individual that purchased The Mart Shopping Center, in exchange for an option to purchase Appletree Townhouses for $3,500,000, which was exercised on March 31, 1996.

     The sales price of $3,500,000 consisted of the aforementioned advances by the buyer totaling $1,150,000, assumption of the existing first deed loan by the buyer in the amount of $1,048,795 and a purchase money note for the balance equal to $1,301,205. The purchase money paid interest from the date of sale at 8% per annum until it was paid in December 1996. In addition, the buyer was required to prepay $250,000 of this note on May 1, 1996, which was paid in April 1996. A gain of $327,735, related to the sale of this property and the liquidation of the Appletree subsidiary, was reported in 1996.

     Florida land: The Company owned undeveloped land in Ft. Lauderdale, Florida which is zoned for commercial/industrial use. This parcel was sold for $216,000 in August 1996, and the Company reported a gain of $190,489.

     Colony Ridge Apartments: Colony Ridge Apartments is an apartment complex in Decatur, Georgia which was constructed in 1968 and consists of 23 two-story buildings containing a total of 212 apartment units. This property is currently being marketed and is expected to be sold during 1997.

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

     The Company retained a contingent interest in the cash flows of these partnerships. It will receive any cash available from property operations, to the extent it exceeds approximately $61,000 annually, and any refinancing proceeds up to a total of approximately $4.5 million, plus interest at 9.25% per annum on the outstanding balance of this amount.
     Any proceeds of sale will be allocated, first, 99.1% to the new partners until they have received 135% of their investment, less any prior distributions. Any remaining proceeds from a sale will be allocated to the Company up to $6 million, less any distributions from operations or refinancings as described above. These arrangements have not been reflected in the Company s financial statements since their ultimate realization cannot reasonably be determined. In addition, at such time as the tax benefits have been utilized, the Company has the right to purchase the interests of the newly admitted partners for 135% of their contributed capital (minus prior cash payments). Should the Company choose not to exercise such right to purchase the partners interests, the newly admitted administrative general partner has the right to require the Company to sell all of the assets and liquidate the partnerships. The Company has not funded any operating deficits and has not received any excess cash flows during 1996 and 1995.

     INDUSTRIAL PRODUCTS BUSINESS

     The Industrial Products Segment was also discontinued during 1995. It consisted of the Company s wholly-owned subsidiary, Jensen Corporation ("Jensen"), which manufactured and distributed machinery used primarily by commercial laundries, large institutions and hotels as well as commercial compactor products for waste disposal. On November 10, 1995, the Company sold 100% of the common stock of Jensen, located in Fort Lauderdale, Florida to AMKO USA, Inc. ("AMKO"), an affiliate of AMKO International B.V. which is based in The Netherlands, for $1,726,000. The sale proceeds included cash of $415,000 and a promissory note receivable in the amount of $1,311,000 which is secured by Jensen s stock, accounts receivable and inventory. The $1,311,000 note is guaranteed in its entirety by AMKO International B.V., and the sole shareholder of AMKO International B.V. guaranteed the first $585,000 of principal payments.

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

     The $1,311,000 note as amended in August and October 1996 and again in February 1997 bears interest at 8.5% per annum and is payable in varying installments with the balance due in October 1997. The $765,000 note as amended in August and October 1996 and again in February 1997 bears interest at 8.5% per annum and is payable in varying installments with the balance due in March 1998. The $337,650 note as amended in August and October 1996 and again in February 1997 bears interest at 8.5% per annum and is payable in varying installments with the balance due in March 1998.

     The Company believes that the assets securing the three notes, and the operations of Jensen as they now exist, may not be sufficient to provide for payment of the notes. The Company has limited financial information concerning AMKO and the guarantors of the notes. Consequently, no assurance can be given that the principal or interest due on the notes will be realized in full. As of December 1996, AMKO had paid principal of $400,000, and the Company agreed to a $50,000 reduction in the face amount of the $1,311,000 Note to settle certain Contract disputes. The Company is currently in discussion with AMKO to assure that AMKO will pay all future payments on a timely basis. The Company recorded a reserve of $1,150,000 for these notes as of December 31, 1996. Based upon the guarantees and estimated liquidation value of Jensen s assets which were pledged as collateral for these notes, the Company believes that this reserve is adequate.

     RESULTS OF OPERATIONS FOR 1996 COMPARED TO 1995

     National Capital Benefits Corp. ("NCBC") commenced operations on March 17, 1994. During the periods ended December 31, 1996 and 1995, NCBC had purchased at face value (including those in escrow) approximately $10.5 million and $12.9 million of policies, respectively. During 1996 and 1995, approximately $4,300,000 and $1,871,000, respectively, of policies matured.

     The recognition of earned discount and the ultimate profitability associated with purchased insurance policies is directly related to NCBC s assumptions regarding the remaining life expectancy of terminally ill individuals. Such estimates were made when the insurance policy was purchased based upon facts and circumstances then known, and are adjusted periodically, but not more than annually, based upon actual experience. While NCBC believes that its estimate of life expectancy, and the related recognition of earned discount will closely approximate actual experience, given the inherent scientific uncertainty of such estimates, including the potential impact of recently announced medical treatments that might extend life expectancies, there can be no assurance that these policies will mature in accordance with management s estimates. Therefore, the Company established a $1,500,000 valuation reserve against purchase policy costs, as stated on the balance sheet, during 1996. The amount of the reserve was determined based on projections of expected cash inflow from maturity and reinsurance claims, and cash outflows for debt service and operating costs during the portfolio administration process which is expected to take several years (see footnote 3).

     The Company previously announced that certain existing medications and medications presently under development may, when used in combination, significantly prolong the life expectancy of persons previously diagnosed with AIDS. These studies and a July 1996 AIDS conference have had a significant impact on this segment of the viatical settlement industry. The Company previously indicated that a large percentage of its portfolio involves individuals with terminal illnesses related to AIDS and that the development of a treatment for AIDS which extends the life expectancy of such persons could materially reduce the Company's future actual yield on its portfolio and materially adversely affect the Company's future performance. From November 30, 1996 through the date of this report, the Company did not process new applications for policies but engaged in an evaluation of the effect of the research results from the AIDS conference, and in particular, purchases by the Company of policies, and the estimated collection date of these policies.

     The Company decided to discontinue its viatical settlement business in December 1996.

     In light of the foregoing, the Company ceased purchasing insurance policies from individuals. The Company may, however, seek the purchase of a portfolio of life insurance policies in bulk to the extent each of the policies in such bulk purchase is within the guidelines set forth in the reinsurance agreements with NCBC. As previously announced, NCBC has restructured its organization and reduced its office staff to two persons. Management anticipates that these persons, as well as NCMC management, will manage NCBC's existing portfolio of approximately $20.5 million of insurance policies. Management estimates that the administration of these policies will take several years.

     Item 7 - Financial Statements and Supplementary Data



           NATIONAL CAPITAL MANAGEMENT CORPORATION


         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS







          Report of Independent Public Accountants                    15
          Consolidated Balance Sheet at December 31, 1996             16
          Consolidated Statements of Operations for the years ended
               December 31, 1996 and 1995                             17
          Consolidated Statements of Shareholders' Equity for the
               years     ended December 31, 1996 and 1995                  18
          Consolidated Statements of Cash Flows for the years ended
               December 31, 1996 and 1995                             19
          Notes to Consolidated Financial Statements                20-41

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


     The Board of Directors and Shareholders of
     National Capital Management Corporation:

     We have audited the accompanying consolidated balance sheet of National Capital Management Corporation (a Delaware corporation) as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in the Notes to Consolidated Financial Statements, the Company had been comprised of three distinctly different operating businesses. The real estate and the industrial products segments were discontinued in 1995. The viatical settlements segment was discontinued in 1996. As discussed in Notes 1 and 3, the Company expects to administer an orderly liquidation of its existing viatical settlements portfolio and expects the process will take several years.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Capital Management Corporation at December 31, 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

     ARTHUR ANDERSEN LLP



     New York, New York
     April 11, 1997

                 NATIONAL CAPITAL MANAGEMENT CORPORATION
                       CONSOLIDATED BALANCE SHEET
                            DECEMBER 31, 1996



      ASSETS
Cash and cash equivalents                                         $   651,346
Accounts receivable                                                    18,240
Notes receivable (Note 4)                                             813,650
Property and equipment, less accumulated depreciation
 of $63,198                                                            41,633
Net assets of discontinued operations -
 Viatical Settlements Segment (Note 3)                                375,529
 Real Estate Segment (Note 6)                                       1,849,296
Other assets                                                           36,225

Total assets                                                      $ 3,785,919

     LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses                              $  268,369
Common stock repurchase obligation (Note 9)                           100,000

Total liabilities                                                     368,369

Shareholders' equity (Notes 9 and 10):
 Preferred stock, $0.01 par value, 3,000,000 shares
    authorized, no shares issued or outstanding                        -
 Common stock, $0.01 par value, 6,666,666 shares
    authorized, 1,813,056 shares issued,
   1,673,190 outstanding                                               16,732
 Additional paid-in capital                                        23,125,123  Accumulated deficit        (19,550,088)
 Treasury stock, 139,866 shares                                      (174,217)

Total shareholders' equity                                          3,417,550

Total liabilities and shareholders' equity                        $ 3,785,919


















     The accompanying notes are an integral part of this statement.

                 NATIONAL CAPITAL MANAGEMENT CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     Years ended December 31,
                                                        1996          1995
Income (expense):
 Other income                                       $   134,041   $    61,333
 Corporate administrative expense                      (665,717)     (416,890)

Net loss from continuing operations before tax         (531,676)     (355,557)

Provision for income taxes                               -             -

Net loss from continuing operations after tax          (531,676)     (355,557)

Discontinued operations:
 Net operating loss:
    Viatical settlements (Note 3)                    (3,603,572)   (1,170,525)
    Real estate segment (Note 6)                       (193,307)     (538,181)
    Industrial products segment (Note 7)                 -         (1,192,209)
 Net gain on disposal of:
    Real estate segment (Note 6)                        518,224     1,029,894
    Industrial products segment                          -             91,045

Net loss from discontinued operations                (3,278,655)   (1,779,976)

Net loss                                            $(3,810,331)  $(2,135,533)

Net loss from continuing operations per share            $(0.32)      $(0.22)
Net loss from discontinued operations per share           (1.96)      $(1.07)

Net loss per share                                       $(2.28)      $(1.29)

Average number of shares outstanding                  1,673,190     1,651,711






















     The accompanying notes are an integral part of this statement.

                 NATIONAL CAPITAL MANAGEMENT CORPORATION
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1996 and 1995


                                              Additional                                 Total
                           Common  Paid-in    Accumulated Treasury                   Shareholders'
                            Stock              Capital                Deficit                Stock                    Equity
Balances at
 December 31, 1994          $54,289           $23,516,649         $(13,604,224)          $(643,625)         $9,323,089

Acquisition of
 treasury stock                -       -           -        (9,675)     (9,675)

Reverse stock split         (36,385) (392,698)             429,083

Net loss                       -                   -                (2,135,533)               -             (2,135,533)

Balances at
 December 31, 1995           17,90423,123,951 (15,739,757)            (224,217)          7,177,881

Adjustment to
 Common Stock                (1,172)    1,172       -        -           -

Reduction in cost due
 to CAPX settlement
 (Note 9)                       -       -          -        50,000      50,000

Net loss                        -       -      (3,810,331)               -              (3,810,331)

Balances at
 December 31, 1996          $16,732           $23,125,123         $(19,550,088)          $(174,217)         $3,417,550


























     The accompanying notes are an integral part of this statement.

                 NATIONAL CAPITAL MANAGEMENT CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                        Years Ended December 31,
                                                            1996       1995
Cash flows from operating activities:
 Net loss                                             (3,810,331) $(2,135,533)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                         8,760        8,663
     Reserves and allowances on notes receivable         200,000         -
 Changes in operating assets and liabilities:
   Decease in accounts receivable                         21,490    1,251,461       Increase (decrease) in accounts payable and
     accrued liabilities                                 529,024)     523,469

 Net cash used in operating activities                (4,109,105)    (351,940)

 Change in net assets of discontinued operations       3,736,443      344,278

Cash flows provided by investing activities:
 Collections on notes receivable                         400,000        -
 Additions to property and equipment                      -           (11,340)
 Increase in other assets                                 15,223       62,005

   Net cash provided by investing activities             415,223       50,665

Cash flows used in financing activities:
 Acquisition of treasury stock                             -           (9,675)


Increase in cash and cash equivalents                     42,561       33,328

Cash and cash equivalents at beginning of period         608,785      575,457

Cash and cash equivalents at end of period            $  651,346   $  608,785

Supplemental schedule of non-cash operating and financing activities:

   Reduction of accrued liability for
     treasury stock                                   $   50,000   $   -
















     The accompanying notes are an integral part of this statement.

           NATIONAL CAPITAL MANAGEMENT CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1996


     NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

     National Capital Management Corporation ("NCMC"or the "Company") is a holding company that currently is completing the orderly liquidation of its discontinued operations, while seeking other acquisitions.

     Prior to 1995, the Company had been comprised of three distinctly different operating businesses, the Viatical Settlement Segment, which was operated through National Capital Benefits Corporation ("NCBC"), a wholly owned subsidiary, the Real Estate Segment and the Industrial Products Segment. The Industrial Products Segment and Real Estate Segment were discontinued in 1995. The Viatical Settlement Segment was discontinued in 1996. (Notes 3, 6 and 7).

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

     NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Property and Equipment - Property and equipment is stated at amortized cost net of accumulated depreciation. Depreciation is computed using the straight-line and accelerated methods over the estimated useful lives of the assets.

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

     Estimates - The preparation of financial statements in conformity with generally accepted accounting principals requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

     Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the valuation reserve against the cost of purchased policies, the collectibility of notes receivable, and the realizability of net deferred tax assets. See Notes 3, 4 and 8.

     Accounting for long-lived assets

     For the calendar year ended December 31, 1996, the Company has adopted SFAS 121, "Accounting for the Impairment of Long-lived assets and for Long-Lived Assets to Be Disposed Of", and determined that certain adjustments for impairment were required. In addition to the write down of several assets of the Company, a $1.5 million valuation reserve was established against the cost of purchased policy costs in order to reflect management's estimate of the fair market value of the net assets (Note 3).

     The accuracy of the valuation reserve established by the Company (Note 3) is directly related to NCBC s assumptions regarding the remaining life expectancy of terminally ill individuals. While NCBC believes that its estimate of life expectancy, and the related valuation reserve will approximate actual experience, given the inherent scientific uncertainty of such estimates, including the potential impact of recently announced medical treatments that might extend life expectancies, there can be no assurance that these policies will mature in accordance with management's estimates. Therefore, the Company established a $1,500,000 valuation reserve against purchase policy costs during 1996. The amount of the reserve was determined based on projections of expected cash inflows from maturity and reinsurance claims, and cash outflows for debt service and operating costs during the portfolio administration process which is expected to take several years (Note 3).

     Statement of Cash Flows

     The Company considers all short-term highly liquid investments purchased with a maturity of three months or less to be cash and cash equivalents for purposes of the Consolidated Statement of Cash Flows.

     Cash paid for interest was $1,054,400 and $913,447, for 1996 and 1995, respectively. The Company paid no material amounts for income taxes during these years.

     During 1996, the Company sold two real estate properties in transactions in which one purchaser assumed a first mortgage obligation of the Company in the amount of $1,048,795 and recognized gains of $518,224 in connection with the sales.

     During 1995, the Company sold one real estate property in a transaction in which the purchaser assumed a first mortgage obligation of the Company in the amount of $1,232,501 and recognized a gain of $1,029,894.

     Per Share Amounts

     Per share information has been computed based on the weighted average number of common shares outstanding. Outstanding warrants to purchase common shares have not been included in the computation because their effect would be antidilutive. All per share amounts have been adjusted to reflect the reverse stock split on a retroactive basis (Note 10).

     NOTE 3 - DISCONTINUED OPERATIONS - VIATICAL SETTLEMENTS

     The results of the Viatical Settlements have been reported separately as discontinued operations in these consolidated statements of operations. Prior period financial statements have been restated to present the Viatical Settlements as a discontinued operation.

     In December 1996, the Company decided to discontinue the operations of the viatical settlement business. The Company reduced its staff and expects that the remaining personnel will administer the orderly liquidation of its existing portfolio. It is expected that this process will take several years. The Company established a $1,500,000 valuation reserve against purchased policy costs which represents the estimated expected loss on holding the remaining policies to maturity in order to reflect management's estimate of the fair market value of the net assets. The amount of the reserve was determined based on projections of expected cash inflows from maturity and reinsurance claims, and cash outflows for debt service and operating costs during the portfolio administration process which is expected to take several years.

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

     The anticipated reinsurance recoveries represent a substantial element of the cash flow projections used to determine the valuation reserve. While management expects full collection of reinsurance recoveries, these recoveries from the sole reinsurance facility represent a significant concentration or risk.

     Summarized below are the operations of the Company s Viatical Settlements for the years ended December 31, 1996 and 1995.

                                                                              For the year ended
                                                                                     December 31,
                                                               1996                 1995
Revenue accrued and received                         $ 8,915,792  $ 6,836,196
Cost of insurance policies                             7,781,846    5,506,685
Valuation reserve expense                              1,500,000       -

Earned discount                                         (366,054)   1,329,511
Interest expense                                       1,294,648      568,551

Earned discount after interest expense                (1,660,702)     760,960
Selling and administrative expenses                    1,404,365    1,539,151
Depreciation and amortization                            538,505      392,334

Net loss                                             $(3,603,572) $(1,170,525)

     The components of the Viatical Settlements net assets from discontinued operations in the consolidated balance sheet as of December 31, 1996 are as follows:

Purchased policy costs, less amortized
 policy costs of $13,847,695                         $ 8,381,600
Valuation reserve                                     (1,500,000)
Accrued policy revenues, less matured
 revenues valuation of $6,446,841                      9,893,007
Revolving credit facility                            (12,806,701)
Subordinated note payable                             (2,000,000)
Reinsurance liability                                 (1,307,940)
Other, net                                              (284,437)


                                                     $   375,529

     Restricted Cash - Certain cash held by NCBC is restricted as to use under the terms of certain escrow agreements and Bermuda insurance laws.

     Purchased Policy Costs - NCBC purchased life insurance policies from terminally ill individuals at a discount from the policy's net face value (amount paid by the insurance carrier upon the death of the insured). The amount of the discount was determined by the life expectancy of the insured. The majority of the policies purchased by NCBC were from insureds with an estimated remaining life of less than 24 months.

     Purchased insurance policies are stated at amortized cost. Costs capitalized include the purchase price paid to the insured (or "viator"), and certain direct and indirect costs related to the acquisition of such policies. The insurance policies purchased by the Company have been issued by various credit worthy insurance carriers, none of which represent a significant concentration of risk.

     Accrued Policy Revenues - Accrued policy revenues represent the accrued portion of insurance proceeds receivable on purchased policies that have not yet matured and amounts due on matured policies not yet received.

     Reinsurance Liability - As policies migrate to reinsurance and funds are collected by the Company, a corresponding liability is recorded for the amount that may be returned to the reinsurer upon collection of the policy proceeds.

     According to the terms of the reinsurance agreement this liability may be reduced if the policy proceeds are not collected within a specified time frame.

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

     Additionally, as noted above, the Company established a $1,500,000 valuation reserve against purchased policy costs which reflects the estimated expected loss on holding the remaining policies to maturity.

     At December 31, 1996 the face value of purchased insurance policies remaining in NCBC s portfolio was approximately $20.5 million. During 1996, NCBC purchased policies with a face value of approximately $10.5 million and approximately $4.3 million face value of policies matured.

     Revolving Credit Facility and Subordinated Note Payable

     Effective as of December 29, 1995, NCBC entered into a revolving credit facility ("Facility") with a credit limit of up to $15,000,000, which expires December 1998. The closing of the transaction was January 8, 1996. The Facility is secured by all the assets of NCBC, including purchased insurance policies. The Facility bears interest at 1/2% over the lender s prime rate or 2-7/8% over the 90 day London Inter-Bank Offer Rate ("Libor") at the option of NCBC (8 1/2% at December 31, 1996), and is subject to a commitment fee of 1/4% on the average daily unused amount of the line. Because the interest rate on the Facility adjusts quarterly based on Libor, the fair value of the borrowings under the Facility approximates the carrying amount.

     Under the terms of the Facility, the lender initially loaned NCBC a specified percentage of the cost of the insurance policies purchased, and the insurance policies purchased by NCBC had to meet certain underwriting criteria as established in the Facility. Repayment of outstanding principal is required as insurance proceeds from matured policies are collected.

     NCBC negotiated a modification to the Facility, as of November 30, 1996, and can no longer use the Facility to purchase additional policies. However, the Facility does provide for the drawdown of a specified percentage of the policy portfolio and the use of proceeds from maturity and reinsurance claims for debt service and certain operating expenses.

     In addition, as of December 29, 1995, NCBC issued a $2,000,000 subordinated note (the "Note") bearing interest at a rate of 14% with interest payable monthly in arrears. The interest rate on the Note is consistent with a market rate at which a similar borrowing could be obtained by the Company. Therefore, the fair value of the Note approximates the carrying value at December 31, 1996. The note is due December 31, 1998, and is secured by NCBC s purchased insurance policies, subject to the security interest granted to the Facility lender. The purchaser of the Note was granted a warrant to acquire 12% of the common stock of NCBC (68 shares) at a price of $1.47 per share. The holder of the warrant can exercise a put of the stock to NCBC under certain conditions, which would guarantee the holder a minimum additional 4% interest on the outstanding balance. This additional liability has not been reflected in the financial statements at December 31, 1996 as management is negotiating a modification to the warrant agreement, which is expected to result in minimal additional cost to the Company on a prospective basis only. The warrant expires December 31, 2000.

     The proceeds from issuing the Note were received on January 8, 1996, and used to reduce the outstanding balance of the Facility. The interest rate on the Note is consistent with a market rate at which a similar borrowing could be obtained by the Company. Therefore, the fair value of the Note approximates the carrying value at December 31, 1996.

     NOTE 4 - NOTES RECEIVABLE

     Notes receivable consists of the following at December 31, 1996:

    Notes receivable from AMKO USA, Inc. (Note 7)            $1,963,650

    Less reserve (Note 7)                                     1,150,000

                                                             $  813,650

     NOTE 5 - TRANSACTIONS WITH AFFILIATES

     For the two-year period ended December 31, 1996, the Company had agreements with NCM Management Ltd., a company affiliated with Mr. Herbert
     J. Jaffe, a director of the Company, to provide management services to the Company. The Company also provided compensation and benefits to Mr. Jaffe. Costs incurred under these agreements amounted to $146,500 and $307,322 for 1996 and 1995, respectively.

     Pursuant to an employment agreement entered into in 1990, and subsequently modified effective January 1, 1994, Mr. Pinto served as Chairman of the Board of Directors. Pursuant to a Consulting Agreement dated as of January 1, 1992, Mr. Shaw, Chief Executive Officer, provided services as a consultant to the Company on a nonexclusive basis through December 31, 1993. This agreement was amended effective January 1, 1994 whereby Mr. Shaw became Chief Executive Officer.

     Effective April 1, 1995, Messrs. Pinto and Shaw entered into new agreements with the Company to act in the same capacities through March 31, 1997, with options to extend these agreements for one year if certain conditions are met. They are entitled to annual compensation of $125,000 each plus Mandatory Incentive Bonuses which are based on achieving certain Company operating objectives, plus Discretionary Bonuses which may be granted at the option of the Board of Directors. If these agreements are terminated by the Company other than for cause, disability or death, Messrs. Pinto and Shaw are entitled to receive their base compensation through the existing term. Messrs. Pinto and Shaw are continuing to work on a month to month basis and are currently discussing extensions of their respective agreements with the Company.

     Messrs. Pinto and Shaw were each compensated $125,000 and $142,500 for 1996 and 1995, respectively, pursuant to these agreements, plus $91,120 and $108,659, respectively, was paid to them or their assigns for other costs, certain office expenses, including rent for the offices in New York, and related services incurred for Company business.

     The Company obtained cash from an officer and a member of the Board of the Company to continue operations, including advances totaling $500,000 on October 26, 1995 bearing interest at 12% per annum, payable in monthly installments of interest only until due on January 31, 1996 and on demand thereafter. The advances were repaid on February 1, 1996.

     NOTE 6 - DISCONTINUED OPERATIONS - REAL ESTATE SEGMENT

     On November 27, 1995, the Company elected to discontinue operations of the Real Estate Segment to concentrate its efforts on its viatical settlements business. The following is a description of Company s disposal activities:

     The Mart Shopping Center: On July 28, 1995, the Company sold The Mart Shopping Center ("the Mart") located on nine acres in the high technology business area of Hillsboro, Oregon, a suburb of Portland, to an individual affiliated with NCM Management Ltd., a company which provides management services to the Company. The sales proceeds included $960,000 in cash, an eighteen month note secured by a second deed of trust on the property in the amount of $910,000 and the buyer s assumption of the $1,232,501 first deed of trust secured by the property for a total purchase price of $3,102,501. The Company renegotiated payment of the note with the purchaser whereby it received a total of $800,000 in exchange for an early payoff on September 30, 1995, reducing the sale proceeds by $110,000. A gain of $1,029,894 was recognized on this transaction in 1995.

     Appletree Townhouses: The Company s wholly-owned subsidiary, Georgia Properties, Inc. ("GPI"), received advances of $650,000 on December 21, 1995 and an additional $500,000 on February 1, 1996 from the same individual that purchased The Mart Shopping Center, in exchange for an option to purchase Appletree Townhouses for $3,500,000, which was exercised on March 31, 1996.

     The sales price of $3,500,000 consisted of the aforementioned advances by the buyer totaling $1,150,000, assumption of the existing first deed loan by the buyer in the amount of $1,048,795 and a purchase money note for the balance equal to $1,301,205. The purchase money note paid interest from the date of sale at 8% per annum until it was paid in December 1996. In addition, the buyer was required to prepay $250,000 of this note on May 1, 1996, which was paid in April 1996. A gain of $327,735, related to the sale of this property and the liquidation of the Appletree Subsidiary, was reported in 1996.

     Florida land: The Company owned undeveloped land in Ft. Lauderdale, Florida which is zoned for commercial/industrial use. This parcel was sold for $216,000 in August 1996, and the Company reported a gain of $190,489.


     Colony Ridge Apartments: Colony Ridge Apartments is an apartment complex in Decatur, Georgia which was constructed in 1968 and consists of 23 two-story buildings containing a total of 212 apartment units. This property is currently being marketed and is expected to be sold during 1997.

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

     The Company retained a contingent interest in the cash flows of these partnerships. It is entitled to receive any cash available from property operations, to the extent it exceeds approximately $61,000 annually, and any refinancing proceeds up to a total of approximately $4.5 million, plus interest at 9.25% per annum on the outstanding balance of this amount.
     Any proceeds of sale are to be allocated, first, 99.1% to the new partners until they have received 135% of their investment, less any prior distributions.
     Any remaining proceeds from a sale are to be allocated to the Company up to $6 million, less any distributions from operations or refinancings as described above. These commitments have not been reflected in the Company s financial statements since their ultimate realization cannot reasonably be determined. In addition, at such time as any tax benefits have been utilized, the Company has the right to purchase the interests of the newly admitted partners for 135% of their contributed capital (minus prior cash payments). Should the Company choose not to exercise such right to purchase the partners interests, the newly admitted administrative general partner has the right to require the Company to sell all of the assets and liquidate the partnerships. The Company has not funded any operating deficits and has not received any excess cash flows during 1996 and 1995.

     The results of the Real Estate Segment have been reported separately as discontinued operations in these consolidated statements of operations.

     Summarized below are the operations of the Company s Real Estate Segment for the years ended December 31, 1996 and 1995.

                                                                                  For the year ended
                                                                                     December 31,
                                                               1996                  1995
 Total revenues                                       $1,281,248   $2,260,458

 Costs and expenses:
   Operations and maintenance                            656,097    1,368,620
   Property taxes and insurance                          128,435      286,335
   Depreciation and amortization                         366,421      662,831
   Net interest                                          145,917      323,478
   Corporate administrative expenses                     177,685      157,375

 Total costs and expenses                              1,474,555    2,798,639

 Net loss                                             $ (193,307)  $ (538,181)

     The components of the Real Estate Segment net assets from discontinued operations in the consolidated balance sheet as of December 31, 1996 are as follows:

 Rental properties, less accumulated depreciation
  of $1,163,173                                                    $3,116,778
 Mortgage note payable                                             (1,239,914)
 Accounts payable                                                     (73,773)
 Other, net                                                            46,205

                                                                   $1,849,296

     NOTE 7 - DISCONTINUED OPERATION - INDUSTRIAL PRODUCTS SEGMENT

     The Industrial Products Segment was discontinued during 1995. It consisted of the Company s wholly-owned subsidiary, Jensen Corporation ("Jensen"), which manufactured and distributed machinery used primarily by commercial laundries, large institutions and hotels as well as commercial compactor products for waste disposal. On November 10, 1995, the Company sold 100% of the common stock of Jensen, located in Fort Lauderdale, Florida to AMKO USA, Inc. ("AMKO"), an affiliate of AMKO International B.V. which is based in The Netherlands, for $1,726,000. The sale proceeds included cash of $415,000 and a promissory note receivable in the amount of $1,311,000 which is secured by Jensen s stock, accounts receivable and inventory. The $1,311,000 note is guaranteed in its entirety by AMKO International B.V., and the sole shareholder of AMKO International B.V. guaranteed the first $585,000 of principal payments.

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

     The $1,311,000 note as amended in August and October 1996 and again in February 1997 bears interest at 8.5% per annum and is payable in varying installments with the balance due in October 1997. The $765,000 note as amended in August and October 1996 and again in February 1997 bears interest at 8.5% per annum and is payable in varying installments with the balance due in March 1998. The $337,650 note as amended in August and October 1996 and again in February 1997 bears interest at 8.5% per annum and is payable in varying installments with the balance due in March 1998.

     The Company believes that the assets securing the three notes, and the operations of Jensen as they now exist, may not be sufficient to provide for payment of the notes. The Company has limited financial information concerning AMKO and the guarantors of the notes. Consequently, no assurance can be given that the principal or interest due on the notes will be realized in full. As of December 1996, AMKO had paid principal of $400,000, and the Company agreed to a $50,000 reduction in the face amount of the $1,311,000 Note to settle certain Contract disputes. The Company is currently in discussion with AMKO to assure that AMKO will pay all future payments on a timely basis. The Company recorded a reserve of $1,150,000 for these notes as of December 31, 1996. Based upon the guarantees and estimated liquidation value of Jensen s assets which were pledged as collateral for these notes, the Company believes that this reserve is adequate.

     The results of the Industrial Products Segment have been reported separately as discontinued operations in the consolidated statements of operations.

     Summarized below are the operations of the Company s Industrial Products Segment for the year ended December 31, 1995.

     Total revenues                                $3,920,718

     Costs and expenses:
       Cost of sales                                3,073,708
       Selling and administrative                     935,908
       Reserve for note receivable                  1,000,000
       Depreciation and amortization                   15,493
       Interest expense                                 4,956
       Corporate administrative expenses               82,862

     Total costs and expenses                       5,112,927

     Net loss                                     $(1,192,209)

     NOTE 8 - INCOME TAXES

     Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the asset and liability method required by FASB Statement No. 109, "Accounting for Income Taxes". The implementation of Statement 109 did not have a material impact on the Company s financial statements.

     At December 31, 1996, the Company had federal net operating carryforwards of approximately $9 million. The net operating losses will expire in the various years through December 31, 2011. The Company had state net operating loss carryforwards of various amounts in the states in which it operates.

     At December 31, 1996, the Company had federal alternative minimum tax credits of approximately $13,000, which may be carried forward indefinitely.

     Federal and state laws impose limitations on the use of the net operating losses and tax credits following certain changes in ownership. If such an ownership change occurs, the limitation could reduce the amount of the benefits of the net operating losses and credit that would be available to offset future taxable income starting in the year of the ownership change.

     A reconciliation of income tax computed at the federal statutory corporate tax rate to income tax expense on the net loss from continuing and discontinued operations is:

                                                                                    Year ended December 31,
                                                   1996                  1995
                                             Amount           Percent  Amount    Percent
Income taxes at federal statutory rate    $(1,295,513)        (34.0)% $(726,081) (34.0)%
Increase (decrease) in income taxes
  resulting from:
   Change in valuation allowance            1,295,513          34.0     717,221   33.6
   Other                                       -                 -        8,860    0.4
                                           $   -                 - %   $   -             - %

     Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     The Company has a net deferred tax asset related to discontinued operations at December 31, 1996 and 1995 of approximately $3,609,000 and $2,789,000, respectively. This amount consists primarily of net operating losses and reserves recorded for book and not yet deducted for tax. A valuation allowance has been established to reduce this net deferred asset to zero based upon the uncertainty regarding realization of such tax benefits given the Company s history of operating losses.

     NOTE 9 - SHAREHOLDERS' EQUITY

     Outstanding warrants to purchase shares of the Company's common stock, adjusted to reflect the reverse stock split, together with the related grant and expiration dates as of December 31, 1996 are as follows:

                                                                                  Expiration Date
                                Description        Shares          Price               Grant Date            December 31,
Investor Warrants                        658,333         $9.00        1988           1997

Investor Warrants                         71,428         10.50        1988           1997

Management Warrant                       133,333          9.00        1988           1997

     All warrants were exercisable at December 31, 1996. During 1996 and 1995, 9,333 and 3,000 shares, adjusted to reflect the reverse stock split, of director and consultant options expired, respectively. No other warrants were exercised or expired during the two-year period ended December 31, 1996.

     On July 29, 1994, NCBC entered into an agreement and acquired certain assets of CAPX Corporation ("CAPX"), including the rights to certain service marks, trade names and proprietary computer software. The purchase price of the assets was $125,000 and the issuance of 33,333 shares of the $.01 par value of NCMC s common stock, which was valued at $5.25 per share, adjusted to reflect the reverse stock split. As part of the agreement, as amended in September 1996, NCMC was required by CAPX to repurchase all of its shares at $5.25 per share on or before January 1997. In conjunction with the September 1996 amendment NCBC paid CAPX $25,000 and the balance of $150,000 was due January 1997. The agreement was further modified in February 1997, at which time the Company paid $100,000 and the agreement was terminated.

     On May 11, 1995, the Company repurchased 3,333 shares of its common stock, adjusted to reflect the reverse stock split, for treasury at a cost of $9,675.

     The Company continues to account for its stock-based warrants using the intrinsic value method in accordance with APB 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

     SFAS 123, "Accounting for Stock-Based Compensation", requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based warrants to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock based warrants. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.
     The Company has determined that the effect of SFAS 123 was immaterial for 1996.

     NOTE 10 - REVERSE STOCK SPLIT

     Pursuant to the approval of the stockholders on June 28, 1995, the Company implemented a reverse stock split which was effective July 11, 1995, whereby each three shares of common stock was converted into one share of Common Stock. As a result of the reverse stock split, the Registrant has 6,666,666 shares of authorized common stock, of which 1,673,190 are issued and outstanding. All such shares are of the par value of $.01.

     NOTE 11 - COMMITMENTS AND CONTINGENCIES

     NCBC's lease was terminated during January 1997. The landlord retained the $20,000 security deposit, and the Company paid an additional $20,000 for a release from all obligations under the lease. These liabilities have been accrued in the financial statements as of December 31, 1996.

     As of December 31, 1996, NCB Insurance Ltd., the Bermuda subsidiary of NCBC, did not meet the minimum statutory capital requirement under Bermuda insurance regulations. While the Company is currently in discussions with the Bermuda regulators to satisfactorily resolve this situation, management believes that this matter will have no significant impact on the intent or the ability of the reinsurance facility to settle all reinsurance recoverables.

     NOTE 12 - LITIGATION

     The Company was a named defendant in a product liability lawsuit related to Jensen Corporation. In August 1996 the lawsuit was settled at no cost to the Company.

     Item 8 - Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     Incorporated by reference from Form 8-K filed by the Company on November 17, 1995 and Form 8-K filed by the Company on February 20, 1996.

                          PART III

     Item 9 - Directors, Executive Officers, Promoters, and Control Persons; Compliance With Section 16(a) of the Exchange Act

     At March 21, 1997, there were four directors on the Company's Board of Directors, two of which are also executive officers of the Company. The principal occupations and affiliations during the last five years of the directors and executive officers are described in the following table. Each director's term of office expires at the next meeting of shareholders following his election and upon the election and qualification of his successor. The executive officers serve at the pleasure of the Board of Directors.

     James Pinto                 Chairman since 1989    NCMC
      Chairman of the Board      Director               Biscayne Holdings, Inc.
      Age 46                                            (apparel
      Director since 1988                               manufacturer and
                                                        distributor)

                                 Director               Anderson Group, Inc.
                                                        (dental
                                                        and electronics)

                                 Director               Electro Star, Inc.
                                                        (printer circuit
                                                        board
                                                        manufacturer)

     John C. Shaw               Chief Executive
                                Officer                 NCMC
      Director and              since 1994
      Chief Executive
      Officer
      Age 43                    Managing Director       Resource Holdings,
      Director since 1988       since 1983              Ltd.
                                                        (investment firm)

                                1989 to 1992            NCMC
                                Co-Chairman

                                Trustee                 Wedgestone Financial
                                                        (diversified lender
                                                        and truck parts
                                                        manufacturer)

     Herbert J. Jaffe           President 1988-1996     NCMC
      Director
      Age 62                    1983-95 Chairman        NCM Management Ltd.
      Director since 1987                               (management company
                                                        of NCMC)

     David Faulkner             1989-1996               Memorex Telex Inc.
      Director                  Vice Chairman/CFO       (computer industry)
      Age 56
      Director since
      July 1994

     Jeffrey Goldstein          Chief Financial         NCMC
                                Officer
      Age 51                    since September 1996

                                Chief Executive         NCBC
                                Officer
                                since June 1995

                                President and Trustee   Wedgestone Financial
                                since October 1992      (diversified lender
                                                        and
                                                        truck parts
                                                        manufacturer)

     Item 10 - Executive Compensation

     The following table sets forth information in respect to the compensation of the Chief Executive Officer and each of the other two most highly compensated executive officers of NCMC, whose compensation exceeded $70,000, for services in all capacities to the Corporation and its subsidiaries in 1996, 1995 and 1994.

                                              Annual Compensation
                                                           Other Annual
                               Year    Salary    Bonus     Compensation
John C. Shaw                  1996    125,000       -            -
Chief Executive Officer       1995    142,500       -            -
                              1994    257,500       -          4,000

James J. Pinto                1996    125,000
Chairman                      1995    142,500       -            -
                              1994    257,500       -          4,000

Jeffrey S. Goldstein (1)     1996     80,000       -             -
Chief Executive Officer      1995     70,000       -             -
NCBC                         1994      -           -             -

Herbert J. Jaffe (2)         1996     86,664       -             -
President and                1995    100,000       -             -
Chief Operating Officer      1994    100,000     10,000        4,000

Ken M. Klein (3)             1995    150,000       -             -
 President                   1994    170,835       -           8,333
 NCBC

(1) Mr. Goldstein was hired as Chief Executive Officer of NCBC in June 1995 and as Chief Financial Officer of NCMC in September 1996.
(2)  Mr. Jaffe resigned as president in October 1996.
(3) Mr. Klein left the Company in November 1996 to pursue other interests.

     The Company presently provides various non-cash benefits to its executive officers, but it does not believe, except as noted, that such benefits exceeds the lesser of $50,000 or 10% of the cash compensation set forth for each of the executive officers of the preceding cash compensation table.

     No stock options were granted to the individuals named in the summary compensation table during 1996 and none of those individuals exercised a stock option during 1996. The following table sets forth for each of the executive officers named in the summary compensation table above, the year-end value of unexercised warrants.

                   Aggregated Warrant Exercised in 1996
                       And Year-End Warrant Values
                                                         Value of Unexercised
                          Number of Unexercised      In-the-Money Warrants
                         Warrants at Year End (#)                            at Year-end ($)
                               Exercisable Unexercisable      Exercisable Unexercisable
    Name
John C. Shaw.................    73,375                        -            -         -
James J. Pinto...............   282,194                        -            -         -
Herbert J. Jaffe.............    40,000                        -            -         -

     James J. Pinto serves as Chairman of the Board of Directors. Pursuant to an employment agreement entered into in 1990, and subsequently modified effective January 1, 1994, Mr. Pinto has acted in the same capacity. Pursuant to a Consulting Agreement dated as of January 1, 1992, Mr. Shaw provided services as a consultant to the Company on a nonexclusive basis through December 31, 1993. This agreement was amended effective January 1, 1994 whereby Mr. Shaw acted in the capacity of Chief Executive Officer through March 31, 1995.

     Effective April 1, 1995, Messrs. Pinto and Shaw entered into new agreements with the Company to act in the same capacities through March 31, 1997, with options to extend these agreements for one year if certain conditions are met. They will receive annual compensation of $125,000 each plus Mandatory Incentive Bonuses which are based on achieving certain Company operating objectives, plus Discretionary Bonuses which may be granted at the option of the Board of Directors. If these agreements are terminated by the Company other than for cause, disability or death, Messrs. Pinto and Shaw shall be entitled to receive their base compensation through the existing term. Messrs. Pinto and Shaw are continuing to work on a month to month basis and are currently discussing extensions of their respective agreements with the Company.

     Messrs. Pinto and Shaw were each compensated $125,000 and $142,500 for 1996 and 1995, respectively, pursuant to these agreements. In addition, in 1996 and 1995 the Company paid $91,120 and $108,659, respectively, for other costs, certain office expenses, including rent for the Company's offices in New York, and related services incurred for Company business.

     The bylaws of the Company provide for indemnification by it of its officers and directors to the fullest extent permitted by law.

     During 1996, members of the Board of Directors, who are not either employees, officers or consultants of the Company, received quarterly compensation of $2,000 and $250 for each meeting attended. Directors are entitled to be reimbursed for reasonable out of pocket expenses incurred with respect to meetings of the Board.

     Item 11 - Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of NCMC common stock as of March 21, 1997, by: (i) each person known by the Company to own beneficially more than 5% of the shares of NCMC common stock (ii) each person who is a director or executive officer of the Company; and (iii) all directors and executive officers of the Company as a group.

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


                                      Beneficial Owner of        Beneficial Owner of
                                      NCMC Common Stock (1)      NCMC Common Stock (2)
                                     Number of  Percent ofNumber of  Percent of
                                      Shares      Class                Shares              Class
Name and address of NCMC
  Beneficial Owner (3)

RHEC, L.P.                          388,681                 23.2%      757,728  (4)          29.9%
 10 East 53rd Street
 New York, NY 10022

Herbert J. Jaffe                     11,512   (5)              *        51,512  (6)           2.0%

James J. Pinto                      309,748                 18.5%      591,942  (7)          23.3%

John C. Shaw                        483,570   (8)           28.9%      925,992  (8)          36.5%

David Faulkner                        -                        *         -                      *

Jeffrey S. Goldstein                  -                        *         -                      *

All executive officers and
 directors as a group
 (5 persons)                        804,830   (9)          48.1%     1,569,446  (10)         61.8%

* less than 1%

      NOTES TO TABLE OF BENEFICIAL OWNERS AND MANAGEMENT

         1. This column assumes that none of the Warrants have been exercised.

         2. This column assumes that all of the Warrants have been exercised.

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

         6. Includes 40,000 shares of NCMC common stock issuable on exercise of Management Warrants, 11,379 shares owned by NCM Holdings and 133 shares owned directly by Mr. Jaffe.

         7. Includes 309,748 shares owned directly by Mr. Pinto and 282,194 shares upon exercise of Investor Warrants.

         8. Mr. Shaw is a managing director of Resource Holdings, Ltd., the general partner of RHEC, L.P. Except for 94,889 shares plus 73,375 shares issuable on exercise of Investor Warrants which are owned directly by Mr. Shaw, the shares of NCMC common stock shown as beneficially owned by Mr. Shaw are the same shares shown as beneficially owned by RHEC, L.P.

         9. Includes 400,060 shares of NCMC common stock owned by NCM Holdings and RHEC, L.P.

         10. Includes 400,060 shares of NCMC common stock owned by NCM Holdings and RHEC, L.P., and 783,449 shares of NCMC common stock issuable on exercise of all the Warrants and the Options.

     Item 12 - Certain Relationships and Related Transactions

     The Company and NCM Management Ltd. ("NCM") have agreed that NCM will provide management services through December 1997 and provide personnel, equipment and facilities for the day to day management and operations of the Company including supervision of its remaining real estate properties. As compensation for its services, NCM received a monthly management fee of 4% of revenues from Colony Ridge Apartments, and 6% of revenues from Redbird Trails Apartments and North Oak Apartments from January 1, 1996 until August 31, 1996 and 4% for all properties thereafter. Mr. Jaffe, a director of the Company, is NCM's Chairman of the Board. He also owns approximately 33% of the outstanding capital stock of NCM and may be deemed to have a material interest in all payments to NCM. During 1996, NCM received an aggregate of $146,500 for management services rendered to the Company, included in which amount was Mr. Jaffe's compensation as an officer of the Company.

     The Company maintains an office in New York for use by its executive officers at the premises of Resource Holdings, Ltd. ("Resource"). The Company is not a party to a lease, but there is an understanding that NCMC will pay rent for the offices in New York until the end of 1997. In addition, in accordance with its agreement with Resource, the Company has deposited with Resource s landlord the amount of $37,746 which will be returned, plus interest, to the Company on termination of Resource's lease. The Company reimbursed $86,120 to Resource for providing such office space and related services in 1996. Mr. Shaw, a director of the Company, is a managing director and significant shareholder of Resource, and therefore may be deemed to have an interest in any payments to Resource.

     Stock Transaction Reports by Officers, Directors and 10% Stockholders

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Company' common stock to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Other than one late filing by Mr. Shaw, to the Company's knowledge, based solely on copies of reports furnished to the Company and information furnished by the reporting persons, each officer, director and 10% stockholder of the Company was in compliance with all reporting requirements under Section 16(a) for the year ended December 31, 1996.

                           PART IV

     Item 13 - Exhibits and Reports on Form 8-K

     The following documents are filed as part of this report:

     (a)   Exhibits:
       3.1 Articles of Incorporation and By-Laws of National Capital Management Corporation (the "Company" or "NCMC")
              (incorporated by reference from Schedule 4 to the Prospectus included in the Registration Statement on Form S-4 of the Company (No. 33 19149) filed on December 18, 1987 (the "Registration Statement")).
       3.2 Certificate of Amendment of Certificate of Incorporation of National Capital Management Corporation implementing one for three reverse stock split dated June 29, 1995.
       3.3 Resolution of Board of Directors amending NCMC By-Laws dated April 12,1995 (incorporated by reference from Exhibit
              3(ii).1 of the Annual Report on Form 10-K of the Company filed on April 17, 1995).
       4.1 Form of Warrant for 2,400,000 shares of NCMC common stock (incorporated by reference from Exhibit 4.1 of the Annual
              Report on Form 10-K of the Company filed on March 29, 1988).
       4.2 Form of Warrant for 214,285 shares of NCMC common stock (incorporated by reference from Exhibit 4.2 of the Annual
              Report on Form 10-K of the Company filed on March 29, 1988).]
      10.1 Registration Agreement dated February 25, 1988 between NCMC and certain other persons (incorporated by reference from Exhibit 10.3 of the Annual Report on Form 10-K of the
              Company filed on March 29, 1988).
      10.2    Employment Agreement dated September 1, 1990 between James
              J. Pinto and NCMC (incorporated by reference from Exhibit
              10.4 of the Annual Report on Form 10-K of the Company filed on April 1, 1991).
      10.3    Amended and Restated Employment Agreement dated as of June
              15, 1994 between James J. Pinto and NCMC (incorporated by reference from Exhibit 10.3 of the Annual Report on Form 10-K of the Company filed on April 17, 1995).
      10.4 Agreement dated as of April 1, 1995 between James J. Pinto and NCMC (incorporated by reference from Exhibit 10.4 of the Annual Report on Form 10-K of the Company filed on April 17,
              1995).
      10.5    Consulting Agreement dated January 1, 1992 between John C.
              Shaw and NCMC (incorporated by reference from Exhibit 10.5 of the Annual Report on Form 10-K of the Company filed on April 15, 1992).
      10.6    Amended and Restated Employment Agreement dated as of June
              15, 1994 between John C. Shaw and NCMC (incorporated by reference from Exhibit 10.6 of the Annual Report on Form 10-K of the Company filed on April 17, 1995).
      10.7 Agreement dated as of April 1, 1995 between John C. Shaw and NCMC (incorporated by reference from Exhibit 10.7 of the Annual Report on Form 10-K of the Company filed on April 17,
              1995).

     10.8 Second Amended and Restated Agreement of Limited Partnership of Redbird Trails Associates, L.P. by and among NCQ Redbird, Inc. National Corporate Tax Credit Fund and National Corporate Tax Credit, Inc. dated as of November 23, 1994 (incorporated by reference from Exhibit 10.3 of the Annual Report on Form 10-K of the Company filed on April 17, 1995).

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

     (b)   Reports on Form 8-K.

     The Company filed a Form 8-K dated October 30, 1996 with the commission indicating that although the Company submitted a request for continued listing on The NASDAQ Stock Market, the qualifications panel determined that an exception would not be granted to the Company and that the Company's common stock would not be traded on The NASDAQ Stock Market, although eligible to trade on the OTC Bulletin Board.

     The Company filed a Form 8-K dated December 16, 1996 with the commission announcing that in light of medical advances with respect to AIDS patients, the Company was reducing its office staff and focusing on the management and administration of its existing portfolio of life insurance policies.

                         SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             NATIONAL CAPITAL MANAGEMENT CORPORATION



                             By:                             /s/ JOHN C. SHAW
                                  John C. Shaw
                                  Chief Executive Officer,



                             By:                       /s/ JEFFREY S. GOLDSTEIN
                                  Jeffrey S. Goldstein
                                  Principal Financial Officer
                                  and Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


                            By:                           /s/ HERBERT J. JAFFE
                                  Herbert J. Jaffe, Director
                                  March 21, 1997



                             By:                             /s/ JAMES PINTO
                                  James Pinto, Director
                                  March 21, 1997


                             By:                              /s/ JOHN C. SHAW
                                   John C. Shaw, Director
                                   March 21, 1997


                             By:                             /s/ DAVID FAULKNER

                                   David Faulkner, Director
                                   March 21, 1997