Form 10KSB/A
period 1996-12-31
NATIONAL CAPITAL MANAGEMENT CORP
filed 1997-04-21
CIK 826495

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

     Item 7 - Financial Statements and Supplementary Data



                       NATIONAL CAPITAL MANAGEMENT CORPORATION


                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS







          Report of Independent Public Accountants                      15
          Consolidated Balance Sheet at December 31, 1996               16
          Consolidated Statements of Operations for the years ended
            December 31, 1996 and 1995                                  17
          Consolidated Statements of Shareholders' Equity for the
            years ended December 31, 1996 and 1995                      18
          Consolidated Statements of Cash Flows for the years ended
            December 31, 1996 and 1995                                  19
          Notes to Consolidated Financial Statements                 20-31

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

                                         -16-

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

                                       -17-

                 NATIONAL CAPITAL MANAGEMENT CORPORATION
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1996 and 1995


                             Additional                             Total
                     Common   Paid-in     Accumulated  Treasury  Shareholders'
                     Stock    Capital       Deficit     Stock       Equity
Balances at
December 31, 1994    $54,289 $23,516,649  $(13,604,224) $(643,625)  $9,323,089

Acquisition of
  treasury stock        -         -             -          (9,675)      (9,675)

Reverse stock
  split             (36,385)    (392,698)       -         429,083        -

Net loss               -          -         (2,135,533)      -      (2,135,533)

Balances at
December 31, 1995    17,904    23,123,951  (15,739,757)  (224,217)   7,177,881

Adjustment to
 Common Stock        (1,172)        1,172       -            -           -

Reduction in cost
due to CAPX
settlement
 (Note 9)              -           -            -          50,000      50,000

Net loss               -           -       (3,810,331)       -     (3,810,331)

Balances at
December 31, 1996   $16,732  $23,125,123 $(19,550,088)  $(174,217) $3,417,550


     The accompanying notes are an integral part of this statement.

                                         -18-

                 NATIONAL CAPITAL MANAGEMENT CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                      Years Ended December 31,
                                                            1996       1995
Cash flows from operating activities:
 Net loss                                             (3,810,331) $(2,135,533)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                         8,760        8,663
     Reserves and allowances on notes receivable         200,000         -
 Changes in operating assets and liabilities:
   Decease in accounts receivable                         21,490    1,251,461
   Increase (decrease) in accounts payable and
     accrued liabilities                                (529,024)     523,469

 Net cash used in operating activities                (4,109,105)    (351,940)

 Change in net assets of discontinued operations       3,736,443      344,278

Cash flows provided by investing activities:
 Collections on notes receivable                         400,000        -
 Additions to property and equipment                      -           (11,340)
 Increase in other assets                                 15,223       62,005

   Net cash provided by investing activities             415,223       50,665

Cash flows used in financing activities:
 Acquisition of treasury stock                             -           (9,675)


Increase in cash and cash equivalents                     42,561       33,328

Cash and cash equivalents at beginning of period         608,785      575,457

Cash and cash equivalents at end of period            $  651,346   $  608,785

Supplemental schedule of non-cash operating and financing activities:

   Reduction of accrued liability for
     treasury stock                                   $   50,000   $   -


     The accompanying notes are an integral part of this statement.

                                        -19-

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

     Summarized below are the operations of the Company's Real Estate Segment for the years ended December 31, 1996 and 1995.

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

     NOTE 9 - SHAREHOLDERS' EQUITY

     Outstanding warrants to purchase shares of the Company's common stock, adjusted to reflect the reverse stock split, together with the related grant and expiration dates as of December 31, 1996 are as follows:

                                                             Expiration Date
Description                 Shares     Price    Grant Date     December 31,
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

                   Aggregated Warrant Exercised in 1996
                       And Year-End Warrant Values

                                                     Value of Unexercised
                        Number of Unexercised        In-the-Money Warrants
                       Warrants at Year End (#)         at Year-end ($)
                    Exercisable   Unexercisable    Exercisable   Unexercisable
    Name
John C. Shaw..........    73,375      -                -             -
James J. Pinto........   282,194      -                -             -
Herbert J. Jaffe......    40,000      -                -             -

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

                             Beneficial Owner of        Beneficial Owner of
                            NCMC Common Stock (1)      NCMC Common Stock (2)
                          Number of    Percent of      Number of  Percent of
                           Shares        Class          Shares       Class
Name and address of NCMC
  Beneficial Owner (3)

RHEC, L.P.                 388,681       23.2%          757,728 (4)   29.9%
 10 East 53rd Street
 New York, NY 10022

Herbert J. Jaffe            11,512 (5)     *             51,512 (6)    2.0%

James J. Pinto             309,748       18.5%          591,942 (7)   23.3%

John C. Shaw               483,570 (8)   28.9%          925,992 (8)   36.5%

David Faulkner                -            *               -            *

Jeffrey S. Goldstein          -            *               -            *

All executive officers
 and directors as a
 group(5 persons)         804,830 (9)    48.1%        1,569,446 (10)   61.8%

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