Form 10QSB
period 1997-03-31
NATIONAL CAPITAL MANAGEMENT CORP
filed 1997-05-19
CIK 826495

ccccc                   SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, DC 20549

                               FORM 10-QSB

  [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

  For the period ended March 31, 1997

                                      or

  [    ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

  From the transition period from                    to

  Commission file number 0-16819

                     National Capital Management Corporation
            (Exact name of registrant as specified in its charter)

           Delaware                                  94-3054267
  (State or other jurisdiction of    (I.R.S Employer Identification Number)
   incorporation or organization)

   520 Madison Avenue    New York          NY         10022
   (Address of principal executive offices)         (Zip Code)
   Registrant's telephone number, including area code   (212) 980-3883
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

                      Yes                      No
                 APPLICABLE ONLY TO CORPORATE ISSUERS

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

            Common                              1,673,190
  Class                                 Outstanding at May 1, 1997

                  NATIONAL CAPITAL MANAGEMENT CORPORATION
                              FORM 10-QSB


                                INDEX



                                                               PAGE

     PART I.  FINANCIAL INFORMATION
       Consolidated Balance Sheets as of March 31, 1997 and
         December 31, 1996                                       3
       Consolidated Statements of Operations for the three
         months ended March 31, 1997 and 1996                    4
       Consolidated Statement of Shareholders' Equity for
         the three months ended March 31, 1997                   5
       Consolidated Statements of Cash Flows for the three
         months ended March 31, 1997 and 1996                    6
       Notes to Consolidated Financial Statements             7-10

     ITEM II. Management's Discussion and Analysis of
                Financial Condition and
                Results of Operations                        11-12

     PART II - OTHER INFORMATION
     Item 1.  Legal Proceedings                                 13
     Item 2.  Changes in Securities                             13
     Item 3.  Defaults Upon Senior Securities                   13
     Item 4.  Submission of Matters to a Vote of
              Security Holders                                  13
     Item 5.  Other Information                                 13
     Item 6.  Exhibits and Reports on Form 8-K                  13
              Signatures                                        14

                     NATIONAL CAPITAL MANAGEMENT CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                            March 31,     December 31,
                                             1997             1996
                                          -----------    -----------
                                           (Unaudited)      (Audited)
         ASSETS
         ------
Cash and cash equivalents                  $   272,658    $   651,346
Accounts receivable                             18,240         18,240
Notes receivable                               679,185        813,650
Property and equipment, lEss accumulated
  depreciation of $65,388 and $63,198 at
  March 31, 1997 and December 31, 1996,
  respectively                                  39,443         41,633
Net assets of discontinued operations -
  Real Estate Segment                        1,840,993      1,849,296
  Viatical Settlements Segment                 360,278        375,529
Other assets                                    36,225         36,225
                                           -----------    -----------
      Total assets                         $ 3,247,022    $ 3,785,919
                                           ===========    ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

Accounts payable and accrued expenses      $   202,869    $  268,369
Common stock repurchase obligation              -            100,000
                                           -----------    ----------

     Total liabilities                         202,869       368,369

Shareholders' equity:
  Preferred stock, $0.01 par value,
    3,000,000 shares authorized, no shares
    issued and outstanding                      -              -
  Common stock, $0.01 par value, 6,666,666
    shares authorized, 1,813,056 shares
    issued, 1,673,190 outstanding               16,732        16,732
  Additional paid-in capital                23,125,123    23,125,123
    Accumulated deficit                    (19,923,485)  (19,550,088)
  Treasury stock, 139,866 shares at
    March 31, 1997 and December 31, 1996      (174,217)     (174,217)
                                           -----------   -----------
     Total shareholders' equity              3,044,153     3,417,550
                                           -----------   -----------
     Total liabilities and shareholders'
       equity                              $ 3,247,022   $ 3,785,919
                                             ===========   ===========

See accompanying notes.
                                      -3-

                   NATIONAL CAPITAL MANAGEMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)
                                                  FOR THE THREE MONTHS
                                                         ENDED
                                                        MARCH 31,
                                                     1997         1996
                                                -----------  ----------
Income (expense):
  Other income                                 $   63,850    $   57,872
  Corporate administrative expense               (329,796)      (84,324)
                                               ----------    ----------

Net loss from continuing operations
   before tax                                    (265,946)      (26,452)

Provision for income taxes                         -             -
                                               ----------    ----------
Net loss from continuing operations
  after tax                                      (265,946)      (26,452)
                                               ----------    ----------
Discontinued operations:
  Net operating loss:
  Viatical settlements (Note 2)                   (88,160)     (254,392)
  Real estate segment (Note 3)                    (19,291)      (96,988)
                                               ----------    ----------

Net loss from discontinued operations            (107,451)     (351,380)
                                               ----------    ----------

Net loss                                       $ (373,397)   $ (377,832)
                                               ==========    ==========

Net loss from continuing operations
  per share                                        $(.16)        $(.02)

Net loss from discontinued operations
   per share                                        (.06)         (.21)
                                                   -----         -----

Net loss per share                                 $(.22)        $(.23)
                                                   =====         =====

Average number of shares outstanding           1,673,190     1,650,524
                                              =========     =========

See accompanying notes.
                                      -4-

                      NATIONAL CAPITAL MANAGEMENT CORPORATION
                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                 (UNAUDITED)

                               Additional                          Total
                    Common      Paid-in   Accumulated  Treasury  Shareholders'
                    Stock      Capital      Deficit      Stock      Equity
                   -------    ----------  ----------   --------  ------------

Balances at
December 31, 1996 $16,732  $23,125,123  $(19,550,088) $(174,217) $3,417,550

Net loss              -          -          (373,397)      -       (373,397)

Balances at
March 31, 1997    $16,732  $23,125,123  $(19,923,485) $(174,217) $3,044,153
                  =======  ===========  ============  =========  ==========

See accompanying notes.
                                      -5-

                         NATIONAL CAPITAL MANAGEMENT CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                                     For the Three Months
                                                           Ended
                                                         March 31,
                                                       1997        1996
                                                     ---------   ----------
Cash flows from operating activities:
  Net loss                                           $(373,397)  $ (377,832)
                                                     ---------   ----------
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                       2,191        2,190
      Reserves and allowances on notes
        receivable                                     200,000        -
  Changes in operating assets and liabilities:
    Decease in accounts receivable                       -          (31,324)
    Decrease in accounts payable
      and accrued liabilities                          (65,500)  (1,090,674)
                                                     ---------   ----------

 Net cash used in operating activities                (236,706)  (1,497,640)
                                                     ---------   ----------
 Change in net assets of discontinued
   operations                                          (76,446)     794,690
                                                     ---------   ----------

Cash flows provided by investing activities:
  Collections on notes receivable                    132,500        100,000
  Issuance of note receivable                       (198,035)         -
  Decrease in other assets                             -            (16,989)
                                                    --------     ----------

Net cash provided by investing activities            (65,535)        83,011
                                                    --------     ----------

Decrease in cash and cash equivalents               (378,687)      (619,939)

Cash and cash equivalents at
  beginning of period                                651,345        608,785
                                                   ---------    -----------

Cash and cash equivalents at end of period         $ 272,658    $  (11,154)
                                                   =========    ==========

See accompanying notes.
                                       -6-

                      NATIONAL CAPITAL MANAGEMENT CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1997 AND 1996
                                 (Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

The financial information for the three month periods ended March 31, 1997 and 1996 presented in this Form 10-QSB has been prepared from the accounting records without audit. The information furnished reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of interim periods. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for a full year. The consolidated balance sheet as of December 31, 1996 has been derived from audited financial statements. This report should be read in conjunction with the consolidated financial statements included in the Company's December 31, 1996 Annual Report to shareholders on Form 10-KSB as filed with the Securities and Exchange Commission.

National Capital Management Corporation ("NCMC" or the "Company") is a holding company that currently is completing the orderly liquidation of its discontinued operations, while seeking other acquisitions.

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

Consolidation Principles
------------------------

The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications
-----------------

Certain amounts as presented in prior year financial statements have been reclassified to conform with the current period presentation.

Recent accounting pronouncements
--------------------------------

In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 changes the computational guidelines for earnings per share information. NCMC will adopt the provisions of SFAS 128 in their December 31, 1997 consolidated financial statements. SFAS 128 will eliminate the presentation of primary earnings per share and replace it with basic earnings per share. Basic earnings per share differs from primary earnings per share because common stock equivalents are not considered in computing basic earnings per share. Fully diluted earnings per share will be replaced with diluted earnings per share. Diluted earnings per share is similar to fully diluted earnings per share, except in determining the number of dilutive shares outstanding for options and warrants, the proceeds that would be received upon the conversion of all dilutive options and warrants are assumed to be used to repurchase the Company's common shares at the average market price of such stock during the period. For fully diluted earnings per share, the higher of the average market price or ending market price is used. If SFAS 128 had been in effect, the Company would have reported basic earnings per share of $(.16) from continuing operations and $(.06) from discontinued operations for the three months ended March 31, 1997. Diluted earnings per share is not presented because, in the event of a loss, common stock equivalents are anti-dilutive.

NOTE 2 - DISCONTINUED OPERATIONS - VIATICAL SETTLEMENTS

The results of the Viatical Settlements Segment have been reported separately as discontinued operations in these consolidated statements of operations. Prior period financial statements have been restated to present the Viatical Settlements Segment as a discontinued operation.

In December 1996, the Company decided to discontinue the operations of the viatical settlement business. The Company reduced its staff and expects that the remaining personnel will administer the orderly liquidation of its existing portfolio. It is expected that this process will take several years. The Company established a valuation reserve, which is adjusted quarterly, against accrued policy revenues and purchased policy costs which represents the estimated expected loss on holding the remaining policies to maturity in order to reflect management's estimate of the fair market value of the net assets. The amount of the reserve was determined based on projections of expected cash inflows from maturity and reinsurance claims, and cash outflows for debt service and operating costs during the portfolio administration process which is expected to take several years.

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

The anticipated reinsurance recoveries represent a substantial element of the cash flow projections used to determine the valuation reserve. While management expects full collection of reinsurance recoveries, these recoveries from the sole reinsurance facility represent a significant concentration of risk.

Summarized below are the operations of the Company s Viatical Settlements Segment for the three months ended March 31, 1997 and 1996.

                                                 For the three months
                                                       ended
                                                     March 31,
                                                  1997         1996
                                               ----------   ----------
Revenue accrued and received                   $1,461,721   $3,092,460
Cost of insurance policies                     (1,208,725)  (2,621,323)
Valuation reserve income (expense)                110,321       -
                                               ----------   ----------

Earned discount                                   363,317      471,137
Interest expense                                 (337,692)    (246,381)
                                               ----------   ----------

Earned discount after interest expense             25,625      224,756
Selling and administrative expenses              (113,512)    (443,687)
Depreciation and amortization                        (273)     (35,461)
                                               ----------   -----------

Net loss                                       $  (88,160)  $ (254,392)
                                               ==========   ==========

The components of the Viatical Settlements Segment net assets from discontinued operations in the consolidated balance sheet as of March 31, 1997 and December 31, 1996 are as follows:

                                                 March 31,  December 31,
                                                   1997        1996
                                                ----------  ------------
Purchased policy costs, less amortized
  policy costs of $15,056,420 and
  $13,847,695, respectively                    $ 7,191,492   $ 8,381,600
Valuation reserve                               (1,389,679)   (1,500,000)
Accrued policy revenues, less matured
  revenues valuation of $7,187,235 and
  $6,446,841, respectively                      10,585,776     9,893,007
Revolving credit facility                      (12,120,582)  (12,806,701)
Subordinated note payable                       (2,000,000)   (2,000,000)
Reinsurance liability                           (1,706,925)   (1,307,940)
Other, net                                        (199,804)     (284,437)
                                               -----------   -----------

                                               $   360,278   $   375,529
                                               ===========   ===========

NOTE 3 - DISCONTINUED OPERATIONS - REAL ESTATE SEGMENT

On November 27, 1995, the Company elected to discontinue operations of the Real Estate Segment to concentrate its efforts on its viatical settlements business. The following is a description of the Company s disposal activities:

Appletree Townhouses: The Company s wholly-owned subsidiary, Georgia Properties, Inc. ("GPI"), received advances of $650,000 on December 21, 1995 and an additional $500,000 on February 1, 1996 from the same individual that purchased The Mart Shopping Center in 1995 from the Company, in exchange for an option to purchase Appletree Townhouses for $3,500,000, which was exercised on March 31, 1996.

The sales price of $3,500,000 consisted of the aforementioned advances by the buyer totaling $1,150,000, assumption of the existing first deed loan by the buyer in the amount of $1,048,795 and a purchase money note for the balance equal to $1,301,205. The purchase money note paid interest from the date of sale at 8% per annum until it was paid in December 1996. In addition, the buyer was required to prepay $250,000 of this note on May 1, 1996, which was paid in April 1996. A gain of $327,735, related to the sale of this property and the liquidation of the Appletree Subsidiary, was reported in the year ended December 1996.

The results of the Real Estate Segment have been reported separately as discontinued operations in these consolidated statements of operations.

Summarized below are the operations of the Company s Real Estate Segment for the three months ended March 31, 1997 and 1996:

                                                   For the three months
                                                          ended
                                                        March 31,
                                                     1997          1996
                                                  --------       --------
Total revenues                                    $254,265       $517,338
Costs and expenses:
  Operations and maintenance                       142,448        300,241
  Property taxes and insurance                      19,716         67,388
  Depreciation and amortization                     73,500        144,887
  Net interest                                      26,905         91,068
  Corporate administrative expenses                 10,987         10,742
  Total costs and expenses                         273,556       (614,326)
                                                  --------       --------

Net loss                                          $(19,291)      $(96,988)
                                                  ========       ========

The components of the Real Estate Segment net assets from discontinued operations in the consolidated balance sheet as of March 31, 1997 and December 31, 1996 are as follows:

                                                   March 31,     December 31,
                                                     1997            1996
                                                  -----------   -------------
Rental properties, less accumulated
  depreciation of $1,236,673 and
  $1,163,173, respectively                        $3,061,415     $3,116,778
Mortgage note payable                             (1,209,844)    (1,239,914)
Accounts payable                                     (67,533)       (73,773)
Other, net                                            56,955         46,205
                                                  ----------     ----------

                                                  $1,840,993     $1,849,296
                                                  ==========     ==========

NOTE 4 - DISCONTINUED OPERATIONS - INDUSTRIAL PRODUCTS SEGMENT

The Industrial Products Segment was discontinued during 1995. It consisted of the Company s wholly-owned subsidiary, Jensen Corporation ("Jensen"), which manufactured and distributed machinery used primarily by commercial laundries, large institutions and hotels as well as commercial compactor products for waste disposal. On November 10, 1995, the Company sold 100% of the common stock of Jensen, located in Fort Lauderdale, Florida to AMKO USA, Inc. ("AMKO"), an affiliate of AMKO International B.V. which is based in The Netherlands, for $1,726,000. The sale proceeds included cash of $415,000 and a promissory note receivable in the amount of $1,311,000 which is secured by Jensen s stock, accounts receivable and inventory. The $1,311,000 note is guaranteed in its entirety by AMKO Internati0onal B.V., and the sole shareholder of AMKO International B.V. guaranteed, as amended May 16, 1997, $500,000 of payments, of all notes (see below).

AMKO also agreed to cause Jensen to pay to the Company a $765,000 obligation in the form of a note, which was loaned to Jensen, $500,000 of which was prior to the sale and $265,000 which was simultaneous with the sale, and an intercompany balance payable by Jensen to the Company of $337,650, which are secured by the assets of Jensen. These notes are guaranteed by AMKO International B.V.

The $1,311,000 note, as amended May 16, 1997, bears interest at 8.5% per annum and is payable in varying installments with the balance due in April 1998 unless extended as indicated below. The $765,000 note, as amended
May 16, 1997, bears interest at 8.5% per annum and is payable in varying installments with the balance due in April 1998 unless extended as indicated below. The $337,650 note, as amended May 16, 1997, bears interest at 8.5% per annum and is payable in varying installments with the balance due in April 1998 unless extended as indicated below.

The Company advanced $198,000 to AMKO during February and March 1997, of which $82,500 was repaid. The balance is a Demand Note which bears interest at 12% per annum. This note is also guaranteed by AMKO
International.

In accordance with the May 16, 1997 amendment, the notes may be extended until April 1999, if AMKO prepays $500,000 on or before April 1, 1998. If extended, the interest rate on all of the notes will increase to 12%. The Company has charged AMKO a fee of $200,000 in conjunction with the latest amendment. The fee was paid on May 16, 1997.

The Company believes that the assets securing the three notes, and the operations of Jensen as they now exist, may not be sufficient to provide for payment of the notes. The Company has limited financial information concerning AMKO and the guarantors of the notes. Consequently, no assurance can be given that the principal or interest due on the notes will be realized in full. As of March 1997, AMKO had paid principal of $450,000, and the Company agreed to a $50,000 reduction in the face amount of the $1,311,000 note to settle certain contract disputes. The Company recorded a reserve of $1,350,000 for these notes as of March 31, 1997. Based upon the guarantees and estimated liquidation value of Jensen s assets which were pledged as collateral for these notes, the Company believes that this reserve is adequate.

                      NATIONAL CAPITAL MANAGEMENT CORPORATION
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Overview
--------

The following is a discussion and analysis of the consolidated financial condition of the Company as of March 31, 1997 and of the results of operations for the Company for the three months ended March 31, 1997 and 1996, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following is supplemental to and should be read in conjunction with the Company's December 31, 1996 Annual Report to shareholders on Form 10-KSB as filed with the Securities and Exchange Commission, and the financial information and accompanying notes beginning on page 2 of this report.

Information contained in this discussion and analysis contains "forward-looking statements" within the meaning of the Private Securities
Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "plan", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include: cures and advances in medical treatments for terminal illnesses; dependence on medical consultants and an ability to predict life expectancy; the Company's ability to execute its business plan, and the ability to collect reinsurance recoveries from a single reinsurance facility.

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the valuation reserve against accrued policy revenues and the cost of purchased policies and the collectibility of notes receivable.

While the Company is managing the administration of the collection of the portfolio of life insurance policies and the orderly liquidation of its real estate, management intends to seek other acquisitions.

Accounting for long-lived assets
--------------------------------

For the three months ending March 31, 1997 and calendar year December 31, 1996, the Company has applied SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and determined that certain adjustments for impairment were required. In addition to the write-down of several assets of the Company, a valuation reserve was established against accrued policy revenues and the cost of purchased policy costs in order to reflect management's estimate of the fair market value of the net assets (Note 2).

The accuracy of the valuation reserve established by the Company (Note 2) is directly related to NCBC s assumptions regarding the remaining life expectancy of terminally ill individuals. While NCBC believes that its estimate of life expectancy, and the related valuation reserve will approximate actual experience, given the inherent scientific uncertainty of such estimates, including the potential impact of recently announced medical treatments that might extend life expectancies, there can be no assurance that these policies will mature in accordance with management's estimates. Therefore, the Company established a $1,500,000 valuation reserve against accrued policy revenues and purchase policy costs during 1996, which is adjusted quarterly. The amount of the reserve was determined based on projections of expected cash inflows from maturity and reinsurance claims, and cash outflows for debt service and operating costs during the portfolio administration process which is expected to take several years (Note 2).

Financial condition and liquidity
---------------------------------

The Company's cash decreased from $651,346 as of December 31, 1996 to $272,658 at March 31, 1997, principally as a result of financing operating activities, payment of $100,000 in conjunction with a common stock repurchase obligation, and a net $115,500 demand loan to Jensen
Corporation offset in part by a $50,000 payment by AMKO(Note 4).

Other than in its Viatical Settlement subsidiary, the Company does not have any existing general credit facilities to fund its ongoing working capital requirements. These lending facilities were recently amended in light of management's decision to discontinue the Viatical Settlement Business and liquidate the portfolio.

Results of operations
---------------------

The Company decided to discontinue its Viatical Settlement Business in December 1996.

In light of the foregoing, the Company ceased purchasing insurance policies from individuals. The Company may, however, seek the purchase of a portfolio of life insurance policies to the extent each of the policies in such a bulk purchase is within the guidelines set forth in the reinsurance agreements with NCBC. As previously announced, NCBC has restructured its organization and reduced its office staff to two people. Management anticipates that the remaining staff, as well as NCMC management, will manage NCBC's existing portfolio of approximately $19.8 million of insurance policies. Management estimates that the administration of these policies will take several years.

During the three months ended March 31, 1997, approximately $740,000 of life insurance policies matured as compared to $1.8 million for the same period last year.

The recognition of earned discount and the ultimate profitability associated with purchased insurance policies is directly related to NCBC s assumptions regarding the remaining life expectancy of terminally ill individuals. Such estimates were made when the insurance policy was purchased based upon facts and circumstances then known. While NCBC believes that its estimate of life expectancy, and the related recognition of earned discount will closely approximate actual experience, given the inherent scientific uncertainty of such estimates, including the potential impact of recently announced medical treatments that might extend life expectancies, there can be no assurance that these policies will mature in accordance with management s estimates. Therefore, the Company established a $1,500,000 valuation reserve against accrued policy revenues and purchase policy costs, as stated on the balance sheet, during 1996, and as adjusted during the three months ended March 31, 1997. The amount of the reserve was determined based on projections of expected cash inflows from maturity and reinsurance claims, and cash outflows for debt service and operating costs during the portfolio administration process which is expected to take several years (Note 2).

The Company increased its reserve against notes receivable by $200,000 to reflect the collectibility of these notes.

                            PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         Not applicable

ITEM 2.  CHANGES IN SECURITIES
         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a) Exhibits
         10.14.1 Second modification of Loan Agreement by and between Bank One Columbus NA and National Capital Benefits Corp. and National Capital Management Corporation dated February 7, 1997.
         (b) Reports on Form 8-K
             The Company filed a Form 8-K dated April 2, 1997 relating to the discontinuation by NCBC of purchasing life insurance policies, and the renegotiation of the NCBC loan arrangement.

                                                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NATIONAL CAPITAL
                                 MANAGEMENT CORPORATION




Dated:                           By:
                                      ------------------------
                                      John C. Shaw
                                      Chief Executive Officer




                                 By:
                                      ---------------------
                                      Jeffrey S. Goldstein
                                      Chief Financial Officer