Form 10QSB
period 1997-06-30
NATIONAL CAPITAL MANAGEMENT CORP
filed 1997-08-20
CIK 826495

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC 20549

                                FORM 10-QSB

     [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934

     For the period ended June 30, 1997

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

          Yes                      No
            APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

                  Common                         1,673,190
           Class                        Outstanding at August 1, 1997

                    NATIONAL CAPITAL MANAGEMENT CORPORATION
                                  FORM 10-QSB



                                    INDEX



                                                               PAGE

     PART I.  FINANCIAL INFORMATION
       Consolidated Balance Sheets as of June 30, 1997 and
         December 31, 1996                                       3
       Consolidated Statements of Operations for the three
         and six months ended June 30, 1997 and 1996             4
       Consolidated Statement of Shareholders' Equity for
         the six months ended June 30, 1997                      5
       Consolidated Statements of Cash Flows for the six
         months ended June 30, 1997 and 1996                     6
       Notes to Consolidated Financial Statements             7-11

     ITEM II. Management's Discussion and Analysis of
                Financial Condition and
                Results of Operations                        12-13

     PART II - OTHER INFORMATION
     Item 1.  Legal Proceedings                                 14
     Item 2.  Changes in Securities                             14
     Item 3.  Defaults Upon Senior Securities                   14
     Item 4.  Submission of Matters to a Vote of
              Security Holders                                  14
     Item 5.  Other Information                                 14
     Item 6.  Exhibits and Reports on Form 8-K                  14
              Signatures                                        15


                    NATIONAL CAPITAL MANAGEMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                                    June 30,    December 31,
                                                     1997           1996
         ASSETS                                   (Unaudited)    (Audited)
         ------                                   ----------   -------------
     <S)
     Cash and cash equivalents                    $  387,398   $   651,346
     Accounts receivable                              26,166        18,240
     Notes receivable                                713,685       813,650
     Property and equipment, less accumulated
       depreciation of $67,578 and $63,198 at
       June 30, 1997 and December 31, 1996,
       respectively                                   37,253       41,633
     Net assets of discontinued operations -
       Real Estate Segment                         1,849,350     1,849,296
       Viatical Settlements Segment                  350,557       375,529
     Other assets                                     36,225        36,225
                                                 -----------    ----------

     Total assets                                $ 3,400,634   $ 3,785,919
                                                 ===========   ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY

     Accounts payable and accrued expenses       $    96,301    $   268,369
     Common stock repurchase obligation                -            100,000
                                                 -----------    -----------

     Total liabilities                                96,301        368,369

     Shareholders' equity:
       Preferred stock, $0.01 par value,
         3,000,000 shares authorized, no shares
         issued and outstanding                        -              -
       Common stock, $0.01 par value, 6,666,666
         shares authorized, 1,813,056 shares
         issued, 1,673,190 outstanding                16,732         16,732
       Additional paid-in capital                 23,125,123     23,125,123
       Accumulated deficit                       (19,663,305)   (19,550,088)
       Treasury stock, 139,866 shares at
         June 30, 1997 and December 31, 1996        (174,217)      (174,217)
                                                 -----------    -----------

     Total shareholders' equity                    3,304,333      3,417,550
                                                 -----------    -----------
     Total liabilities and
       shareholders' equity                      $ 3,400,634    $ 3,785,919
                                                 ===========    ===========

See accompanying notes.
                                         -3-

                   NATIONAL CAPITAL MANAGEMENT CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                  Three months ended     Six Months Ended
                                        June 30,              June 30,
                                     1997        1996      1997       1996
                                 ----------  ----------  --------   --------
     Income (expense):
       Other income              $ 424,732  $   76,382  $ 488,582  $ 134,254
       Corporate administrative
         expense                  (100,265)    (98,645)  (430,061)  (182,969)

     Net income (loss) from
       continuing operations
       before tax                  324,467     (22,263)    58,521    (48,715)

     Provision for income taxes      -            -          -          -
                                 ---------  ----------   --------   --------

     Net income (loss) from
       continuing operations
       after tax                  324,467      (22,263)    58,521    (48,715)
                                 --------   ----------   --------   --------
     Discontinued operations:
       Net operating income
       (loss):
         Viatical settlements
           (Note 2)               (65,216)    (631,245)  (153,376)  (885,637)
         Real estate segment
           (Note 3)                   929      (19,902)   (18,362)  (116,890)

     Net gain on disposal of:
       Real estate segment
         (Note 3)                    -         373,551       -       373,551
                                 --------   ----------   --------   --------
     Net loss from discontinued
       operations                 (64,287)    (277,596)  (171,738)  (628,976)
                                ---------   ----------  ---------  ---------
     Net income (loss)          $ 260,180   $ (299,859) $(113,217) $ (677,691)
                                =========   ==========  =========  ==========
     Net income (loss) from
       continuing operations
       per share                     $.19        $(.01)     $ .03       $(.03)

     Net loss from discontinued
      operations per share           (.04)        (.17)      (.10)       (.38)
                                     ----        -----      -----       -----

     Net income (loss) per share     $.15        $(.18)     $(.07)      $(.41)
                                     ====        =====      =====       =====

     Average number of shares
       outstanding             1,673,190     1,650,524  1,673,190  1,650,524
                               =========     =========  =========  =========

See accompanying notes.
                                          -4-

                      NATIONAL CAPITAL MANAGEMENT CORPORATION
                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                     (UNAUDITED)
<CAPTION)

                              Additional                           Total
                     Common     Paid-in   Accumulated  Treasury  Shareholders'
                      Stock     Capital     Deficit      Stock      Equity
                    -------  ----------- ------------  ---------   ----------
Balances at
 December 31, 1996  $16,732  $23,125,123 $(19,550,088) $(174,217) $3,417,550

Net loss               -          -          (113,217)     -        (113,217)
                    -------  ----------- ------------  ----------  ---------
Balances at
 June 30, 1997      $16,732  $23,125,123 $(19,663,305) $(174,217)  $3,304,333
                    =======  =========== ============  =========   ==========

 See accompanying notes.
                                   -5-

                   NATIONAL CAPITAL MANAGEMENT CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                         For the Six Months
                                                                Ended
                                                               June 30,
                                                          1997      1996
                                                        --------  ---------
     Cash flows from operating activities:
       Net loss                                        $(113,217) $ (677,691)
       Adjustments to reconcile net loss to net
         cash provided by (used in) operating
         activities:
            Depreciation                                   4,380       4,380
            Reserves and allowances on notes
              receivable                                 300,000        -
            Changes in operating assets and
              liabilities:
                Decrease in accounts receivable           (7,926)    (71,923)
                Decrease in accounts payable
                  and accrued liabilities               (172,068) (1,089,519)
                                                       ---------  ----------
     Net cash provided by (used in)
       operating activities                               11,169  (1,834,753)
                                                       ---------  ----------
     Change in net assets of discontinued
       operations                                        (75,082)  2,212,097
                                                       ---------  ----------
     Cash flows from investing activities:
       Collections on notes receivable                      -        360,960
       Issuance of note receivable                      (200,035) (1,301,205)
       Decrease in other assets                             -         (8,436)
                                                       ---------  ----------

     Net cash used in investing activities              (200,035)   (948,681)
                                                       ---------  ----------

     Decrease in cash and cash equivalents              (263,948)   (571,337)

     Cash and cash equivalents at
       beginning of period                               651,346     608,785
                                                       ---------  ----------
     Cash and cash equivalents at
       end of period                                   $ 387,398  $   37,448
                                                       =========  ==========

See accompanying notes.
                                        -6-

                    NATIONAL CAPITAL MANAGEMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1997 AND 1996
                                  (Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

         The financial information for the three and six month periods ended June 30, 1997 and 1996 presented in this Form 10-QSB has been prepared from the accounting records without audit. The information furnished reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of interim periods. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for a full year. The consolidated balance sheet as of December 31, 1996 has been derived from audited financial statements.
This report should be read in conjunction with the consolidated financial statements included in the Company's December 31, 1996 Annual Report to shareholders on Form 10-KSB as filed with the Securities and Exchange Commission.

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

         Consolidation Principles
         ------------------------

         The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

        Reclassifications
        -----------------

        Certain amounts as presented in prior year financial statements have been reclassified to conform with the current period presentation.

        Recent accounting pronouncements
        --------------------------------

        In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 changes the computational guidelines for earnings per share information. NCMC will adopt the provisions of SFAS 128 in their December 31, 1997 consolidated financial statements. SFAS 128 will eliminate the presentation of primary earnings per share and replace it with basic earnings per share. Basic earnings per share differs from primary earnings per share because common stock equivalents are not considered in computing basic earnings per share. Fully diluted earnings per share will be replaced with diluted earnings per share. Diluted earnings per share is similar to fully diluted earnings per share, except in determining the number of dilutive shares outstanding for options and warrants, the proceeds that would be received upon the conversion of all dilutive options and warrants are assumed to be used to repurchase the Company's common shares at the average market price of such stock during the period. For fully diluted earnings per share, the higher of the average market price or ending market price is used. If SFAS 128 had been in effect, the Company would have reported basic earnings per share of $.25 and $.09 from continuing operations and $(.04) and $(.10) from discontinued operations for the three and six months ended June 30, 1997. Diluted earnings per share is not presented because, in the event of a loss, common stock equivalents are anti-dilutive.

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

      Summarized below are the operations of the Company s Viatical Settlements Segment for the three and six months ended June 30, 1997 and 1996.

                                 For the three          For the six
                                 months ended           months ended
                                   June 30,                June 30,
                               1997        1996         1997         1996
                            ----------   ----------   ----------  ---------
     Revenue accrued and
       received             $1,323,903   $1,271,624   $2,785,624  $4,364,084
     Cost of insurance
       policies             (1,106,183)  (1,090,942)  (2,314,908) (3,712,265)
     Valuation reservee
       income (expense)         95,710       -           206,031       -
                             ----------   ----------   ----------  ----------

     Earned discount           313,430      180,682      676,747     651,819
     Interest expense         (253,397)    (313,029)    (591,089)   (559,410)
                            ----------   ----------   ---------   ----------
     Earned discount after
      interest expense          60,033     (132,347)      85,658      92,409
     Selling and
       administrative
       expenses               (124,977)    (467,458)    (238,489)   (911,145)
     Depreciation and
       amortization               (272)     (31,440)        (545)    (66,901)
                             ---------   ----------   ----------  ----------

     Net loss               $  (65,216)  $ (631,245)  $ (153,376) $ (885,637)
                             ==========   ==========   ==========  ==========

         The components of the Viatical Settlements Segment net assets from discontinued operations in the consolidated balance sheet as of June 30. 1997 and December 31, 1996 are as follows:

<CAPTION)
                                              June 30,      December 31,
                                                1997           1996
                                            ------------   -------------
Purchased policy costs, less amortized
  policy costs of $16,162,603 and
  $13,847,695, respectively                 $ 6,120,198    $ 8,381,600
Valuation reserve                           (1,293,969)    (1,500,000)
Accrued policy revenues, less matured
  revenues valuation of $7,475,235 and
  $6,446,841, respectively                  11,796,695      9,893,007
Revolving credit facility                  (11,387,476)   (12,806,701)
Subordinated note payable                   (2,000,000)    (2,000,000)
Reinsurance liability                       (2,632,691)    (1,307,940)
Other, net                                    (252,200)      (284,437)
                                           -----------    -----------

                                           $   350,557    $   375,529
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

         Summarized below are the operations of the Company s Real Estate Segment For the three and six months ended June 30, 1997 and 1996:

                                    For the three        For the six
                                     months ended        months ended
                                      June 30,            June 30,
                                   1997      1996        1997      1996
                                 --------  --------    --------  --------
Total revenues                   $262,210  $269,639    $516,475  $786,977
Costs and expenses:
  Operations and maintenance      134,395   143,500     276,843   443,741
  Property taxes and
    insurance                      19,716    22,833      39,432    90,221
  Depreciation and
    amortization                   73,500    75,534     147,000   220,421
  Net interest                     26,242    31,386      53,147   122,454
  Corporate administrative
    expenses                        7,428    16,288      18,415    27,030
  Total costs and expenses       (261,281) (289,541)   (534,837) (903,867)
                                 --------  --------    --------  --------

Net income (loss)                $    929  $(19,902)   $(18,362) $(116,890)
                                 ========  ========    ========  =========

         The components of the Real Estate Segment net assets from discontinued operations in the consolidated balance sheet as of June 30, 1997 and December 31, 1996 are as follows:

                                                   June 30,   December 31,
                                                     1997         1996
                                                  ----------  ------------
Rental properties, less
   accumulated depreciation
   of $1,310,173 and $1,163,173,
   respectively                                   $3,008,606   $3,116,778
 Mortgage note payable                            (1,179,111)  (1,239,914)
 Accounts payable                                    (69,095)     (73,773)
 Other, net                                           88,950       46,205
                                                  ----------   ----------

                                                  $1,849,350   $1,849,296
                                                  ==========   ==========

NOTE 4 - DISCONTINUED OPERATIONS - INDUSTRIAL PRODUCTS SEGMENT

         The Industrial Products Segment was discontinued during 1995. It consisted of the Company s wholly-owned subsidiary, Jensen Corporation ("Jensen"), which manufactured and distributed machinery used primarily by commercial laundries, large institutions and hotels as well as commercial compactor products for waste disposal. On November 10, 1995, the Company sold 100% of the common stock of Jensen, located in Fort Lauderdale, Florida to AMKO USA, Inc. ("AMKO"), an affiliate of AMKO International B.V. which is based in The Netherlands, for $1,726,000. The sale proceeds included cash of $415,000 and a promissory note receivable in the amount of $1,311,000 which is secured by Jensen s stock, accounts receivable and inventory. The $1,311,000 note is guaranteed in its entirety by AMKO International B.V., and the sole shareholder of AMKO International B.V. guaranteed, as amended May 16, 1997 $500,000 of payments, of all notes
(see below).

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

        The Company advanced $198,000 to AMKO during February and March 1997, of which $82,500 was repaid. The balance was a Demand Note with interest at 12% per annum. This note was also guaranteed by AMKO International. As of June 30, 1997 this note was paid in full.

        In accordance with the May 16, 1997 amendment, the notes may be extended until April 1999, if AMKO prepays $500,000 on or before April 1, 1998. If extended, the interest rate on all of the notes will increase to 12%. The Company has charged AMKO a fee of $200,000 in conjunction with the latest amendment. The fee was paid on May 16, 1997.

        The Company loaned Jensen an additional $200,000 in conjunction with the May 16, 1997 modification. This note bears interest at 8.5% and matures simultaneously with the other notes.

         The Company believes that the assets securing the three notes, and the operations of Jensen as they now exist, may not be sufficient to provide for payment of the notes. The Company has limited financial information concerning AMKO and the guarantors of the notes. Consequently, no assurance can be given that the principal or interest due on the notes will be realized in full. As of June 1997, AMKO had paid principal of $450,000, and the Company agreed to a $50,000 reduction in the face amount of the $1,311,000 note to settle certain contract disputes. The Company has a reserve of $1,450,000 for these notes as of June 30, 1997. Based upon the guarantees and estimated liquidation value of Jensen's assets which were pledged as collateral for these notes, the Company believes that this reserve is adequate.

                 NATIONAL CAPITAL MANAGEMENT CORPORATION
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Overview
--------

The following is a discussion and analysis of the consolidated financial condition of the Company as of June 30, 1997 and of the results of operations for the Company for the three and six months ended June 30, 1997 and 1996, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following is supplemental to and should be read in conjunction with the Company's December 31, 1996 Annual Report to shareholders on Form 10-KSB as filed with the Securities and Exchange Commission, and the financial information and accompanying notes beginning on page 2 of this report.

Information contained in this discussion and analysis contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform
Act of 1995, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "plan", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include: cures and advances in medical treatment for terminal illnesses; dependence on medical consultants and an ability to predict life expectancy; the Company's ability to execute its business plan, and the ability to collect reinsurance recoveries from a single reinsurance facility.

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

While the Company is managing the administration of the collection of the portfolio of life insurance policies and the orderly liquidation of its real estate, management continues to seek other acquisitions.

Accounting for long-lived assets
--------------------------------

For the six months ending June 30, 1997 and calendar year December 31, 1996, the Company has applied SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and determined that certain adjustments for impairment were required. In addition to the write-down of several assets of the Company, a valuation reserve was established against accrued policy revenues and the cost of purchased policy costs in order to reflect management's estimate of the fair market value of the net assets (Note 2).

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

Financial condition and liquidity
---------------------------------

The Company's cash decreased from $651,346 as of December 31, 1996 to $387,398 at June 30, 1997, principally as a result of financing operating activities, payment of $100,000 in conjunction with a common stock repurchase obligation, and a net $200,035 demand loan to Jensen
Corporation (Note 4).

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

Results of operations
---------------------

The Company decided to discontinue its Viatical Settlement Business in December 1996.

In light of the foregoing, the Company ceased purchasing insurance policies from individuals. The Company may, however, seek the purchase of a portfolio of life insurance policies to the extent each of the policies in such a bulk purchase is within the guidelines set forth in the reinsurance agreements with NCBC. As previously announced, NCBC has restructured its organization and reduced its office staff to one person. Management anticipates that the remaining staff, as well as NCMC management, will manage NCBC's existing portfolio of approximately $19.5 million of insurance policies. Management estimates that the administration of these policies will take several years.

During the three and six months ended June 30, 1997, approximately $288,000 and $1,028,000 of life insurance policies matured, respectively, as compared to $777,400 and $2,608,200 for the same periods last year.

The recognition of earned discount and the ultimate profitability associated with purchased insurance policies is directly related to NCBC's assumptions regarding the remaining life expectancy of terminally ill individuals. Such estimates were made when the insurance policy was purchased based upon facts and circumstances then known. While NCBC believes that its estimate of life expectancy, and the related recognition of earned discount will closely approximate actual experience, given the inherent scientific uncertainty of such estimates, including the potential impact of recently announced medical treatments that might extend life expectancies, there can be no assurance that these policies will mature in accordance with management s estimates. Therefore, the Company established a $1,500,000 valuation reserve against accrued policy revenues and purchase policy costs, as stated on the balance sheet, during 1996, and as adjusted during the six months ended June 30, 1997. The amount of the reserve was determined based on projections of expected cash inflows from maturity and reinsurance claims, and cash outflows for debt service and operating costs during the portfolio administration process which is expected to take several years (Note 2).

The Company increased its reserve during the quarter against notes receivable by $100,000 to reflect the collectibility of these notes.

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

                                             NATIONAL CAPITAL
                                             MANAGEMENT CORPORATION




Dated:                                       By:
                                                John C. Shaw
                                                Chief Executive Officer





                                             By:
                                                John C. Shaw
                                                Chief Financial Officer