Form 10QSB
period 1997-09-30
NATIONAL CAPITAL MANAGEMENT CORP
filed 1997-11-14
CIK 826495

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC 20549

                               FORM 10-QSB

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

   For the period ended September 30, 1997

                             or

    [    ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

    From the transition period from                    to
                                    ------------------    ----------------
     Commission file number 0-16819

                        National Capital Management Corporation
-----------------------------------------------------------------------------

          (Exact name of registrant as specified in its charter)

           Delaware                                  94-3054267
----------------------------------      ---------------------------------------
  (State or other jurisdiction of       (I.R.S Employer Identification Number)
     incorporation or organization)

  520 Madison Avenue    New York          NY         10022
------------------------------------------------------------------------------
  (Address of principal executive offices)         (Zip Code)
  Registrant's telephone number, including area code   (212) 980-3883
                                                       --------------
Former name, former address and former fiscal year, if changed from last report

----------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes      X               No
                     ----------------        --------------
             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                 Yes                      No
                    ------------------      ---------------
                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

                   Common                            1,673,190
            --------------------             -------------------------------
            Class                            Outstanding at November 1, 1997

                    NATIONAL CAPITAL MANAGEMENT CORPORATION
                                 FORM 10-QSB


                                    INDEX


                                                                      PAGE

     PART I.  FINANCIAL INFORMATION
       Consolidated Balance Sheets as of September 30, 1997
         and December 31, 1996                                          3
       Consolidated Statements of Operations for the three
         and nine months ended September 30, 1997 and 1996              4
       Consolidated Statement of Shareholders' Equity for
         the nine months ended September 30, 1997                       5
       Consolidated Statements of Cash Flows for the nine
         months ended September 30, 1997 and 1996                       6
       Notes to Consolidated Financial Statements                    7-11

     ITEM II. Management's Discussion and Analysis of
                Financial Condition and
                Results of Operations                               12-13

     PART II - OTHER INFORMATION
     Item 1.  Legal Proceedings                                        14
     Item 2.  Changes in Securities                                    14
     Item 3.  Defaults Upon Senior Securities                          14
     Item 4.  Submission of Matters to a Vote of
              Security Holders                                         14
     Item 5.  Other Information                                        14
     Item 6.  Exhibits and Reports on Form 8-K                         14
              Signatures                                               15

                     NATIONAL CAPITAL MANAGEMENT CORPORATION
                        CONSOLIDATED BALANCE SHEETS

                                                September 30,   December 31,
                                                    1997           1996
                                                -------------   ------------
      ASSETS                                      (Unaudited)     (Audited)
      ------
Cash and cash equivalents                        $  223,142     $   651,346
Accounts receivable                                  90,470          18,240
Notes receivable                                    563,685         813,650
Property and equipment, less
accumulated depreciation of
  $69,768 and $63,198 at September 30,
  1997 and December 31, 1996,
  respectively                                       35,063          41,633
Net assets of discontinued operations -
  Real Estate Segment                             1,863,772       1,849,296
  Viatical Settlements Segment                      345,704         375,529
Other assets                                         44,152          36,225
                                                 ----------     -----------

Total assets                                     $3,165,988     $ 3,785,919
                                                 ==========     ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------

Accounts payable and accrued expenses            $  146,299     $   268,369
Common stock repurchase obligation                   -              100,000
                                                 ----------     -----------

Total liabilities                                   146,299         368,369

Shareholders' equity:
  Preferred stock, $0.01 par value,
    3,000,000 shares authorized, no
    shares issued and outstanding                    -               -
  Common stock, $0.01 par value,
    6,666,666 shares authorized,
    1,813,056 shares issued, 1,673,190
    outstanding                                      16,732          16,732
  Additional paid-in capital                     23,125,123      23,125,123
  Accumulated deficit                           (19,947,949)    (19,550,088)
  Treasury stock, 139,866 shares at
    September 30, 1997 and
    December 31, 1996                              (174,217)       (174,217)
                                                -----------     -----------

Total shareholders' equity                        3,019,689       3,417,550
                                                -----------     -----------
Total liabilities and
  shareholders' equity                          $ 3,165,988     $ 3,785,919
                                                ===========     ===========

See accompanying notes.
                                         -3-

                     NATIONAL CAPITAL MANAGEMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                               Three months ended       Nine Months Ended
                                  September 30,           September 30,
                               1997          1996        1997        1996
                           ----------    ----------   ----------  ---------
Income (expense):
  Other income              $  159,671   $   83,121  $  648,253  $  217,375
  Corporate
    administrative
    expense                   (363,230)    (103,131)   (793,291)   (286,100)
                            ----------   ----------   ----------  ----------
Net loss from
  continuing
  operations
  before tax                  (203,559)     (20,010)   (145,038)    (68,725)

Provision for income
  taxes                         -            -           -           -
                           -----------   ----------  ----------  ----------
Net loss from
  continuing operations
  after tax                  (203,559)      (20,010)   (145,038)    (68,725)
                           ----------    ----------  ----------  ----------
Discontinued operations:
  Net operating income
  (loss):
    Viatical
      settlements
      (Note 2)                (87,851)   (1,055,825)   (241,227) (1,941,462)
    Real estate
      segment
      (Note 3)                  6,766       (41,277)    (11,596)   (158,167)
    Industrial
      products
      segment                  -           (150,000)     -         (150,000)
Net gain on disposal
  of:
  Real estate segment
    (Note 3)                   -            187,073      -          560,624
                           ----------   -----------  ----------  ----------
Net loss from
  discontinued
  operations                  (81,085)   (1,060,029)   (252,823) (1,689,005)
                           ----------   -----------  ----------  ----------

Net loss                   $ (284,644)  $(1,080,039) $ (397,861) $(1,757,730)
                           ==========   ===========  ==========  ==========
Net loss from
  continuing
  operations
  per share                    $(.12)         $(.01)      $(.09)      $ (.04)

Net loss from
  discontinued
  operations
  per share                     (.05)          (.64)       (.15)       (1.02)
                               -----          -----       -----        -----

Net loss per share             $(.17)         $(.65)      $(.24)      $(1.06)
                               =====          =====       =====       ======
Average number
  of shares
  outstanding              1,673,190      1,650,524   1,673,190    1,650,524
                           =========      =========   =========    ========

See accompanying notes.
                                        -4-

                     NATIONAL CAPITAL MANAGEMENT CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                 (UNAUDITED)



                                Additional                           Total
                       Common    Paid-in    Accumulated Treasury Shareholders'
                        Stock    Capital      Deficit     Stock     Equity
                      -------  -----------  ----------- -------- ------------
Balances at
  December 31, 1996  $16,732 $23,125,123 $(19,550,088) $(174,217) $3,417,550

Net loss                -         -          (397,861)      -       (397,861)
                     ------- ----------- ------------  ---------  ----------

Balances at
 September 30, 1997  $16,732 $23,125,123 $(19,947,949) $(174,217) $3,019,689
                     ======= =========== ============  =========  ==========

See accompanying notes.
                                        -5-

                      NATIONAL CAPITAL MANAGEMENT CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     For the Nine Months
                                                            Ended
                                                          September 30,
                                                      1997          1996
                                                   -----------  ------------
Cash flows from operating activities:
  Net loss                                         $ (397,861)   $(1,757,730)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation                                      6,570          6,570
      Reserves and allowances on notes
        receivable                                    450,000         -
      Changes in operating assets and
        liabilities:
          Increase in accounts receivable             (72,230)      (110,402)
          Decrease in accounts payable
            and accrued liabilities                  (174,420)      (412,898)
          Increase in other assets                     (7,930)       (30,080)
                                                   ----------    -----------

Net cash used in operating activities                (195,871)    (2,304,540)
                                                   ----------    -----------
Change in net assets of discontinued
  operations                                          (32,298)     2,364,760
                                                   ----------    -----------

Cash flows from investing activities:
  Collections on notes receivable                       -            647,500
  Issuance of note receivable                        (200,035)    (1,301,205)
                                                   ----------    -----------

Net cash used in investing activities                (200,035)      (653,705)
                                                   ----------    -----------

Decrease in cash and cash equivalents                (428,204)      (593,485)

Cash and cash equivalents at
  beginning of period                                 651,346        608,785
                                                   ----------    -----------

Cash and cash equivalents at
  end of period                                    $  223,142    $   15,300
                                                   ==========    ===========

Supplemental information:

  Cash paid for interest                           $  850,231    $  776,770
                                                   ==========    ==========

  Cash paid for taxes                              $   70,906    $    4,876
                                                   ==========    ==========

 See accompanying notes.
                                        -6-

                      NATIONAL CAPITAL MANAGEMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1997 AND 1996
                                  (Unaudited)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

The financial information for the three and nine month periods ended September 30, 1997 and 1996 presented in this Form 10-QSB has been prepared from the accounting records without audit. The information furnished reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of interim periods. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for a full year. The consolidated balance sheet as of December 31, 1996 has been derived from audited financial statements. This report should be read in conjunction with the consolidated financial statements included in the Company's December 31, 1996 Annual Report to shareholders on Form 10-KSB as filed with the Securities and Exchange Commission.

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

Recent accounting pronouncements
--------------------------------

In February 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 changes the computational guidelines for earnings per share information. NCMC will adopt the provisions of SFAS 128 in their December 31, 1997 consolidated financial statements. SFAS 128 will eliminate the presentation of primary earnings per share and replace it with basic earnings per share. Basic earnings per share differs from primary earnings per share because common stock equivalents are not considered in computing basic earnings per share. Fully diluted earnings per share will be replaced with diluted earnings per share. Diluted earnings per share is similar to fully diluted earnings per share, except in determining the number of dilutive shares outstanding for options and warrants, the proceeds that would be received upon the conversion of all dilutive options and warrants are assumed to be used to repurchase the Company's common shares at the average market price of such stock during the period. For fully diluted earnings per share, the higher of the average market price or ending market price is used. If SFAS 128 had been in effect, the Company would have reported basic earnings per share of $(.12) and $(.09) from continuing operations and $(.05) and $(.15) from discontinued operations for the three and nine months ended September 30, 1997. Diluted earnings per share is not presented because, in the event of a loss, common stock equivalents are anti-dilutive.

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

Summarized below are the operations of the Company's Viatical Settlements Segment for the three and nine months ended September 30, 1997 and 1996.

                                For the three              For the nine
                                months ended               months ended
                               September 30,              September 30,
                            1997            1996        1997           1996
                          ----------   -----------   ----------   ----------
Revenue accrued and
  received                $1,287,448   $ 2,280,589   $4,073,072   $ 6,644,673
Cost of insurance
  policies                (1,002,337)   (2,809,163)  (3,317,245)   (6,521,428)
Valuation reserve
  income (expense)           (54,593)       -           151,438        -
                          ----------   -----------   ----------   -----------

Earned discount              230,518      (528,574)     907,265       123,245
Interest expense            (300,797)     (373,312)    (891,886)     (932,722)
                          ----------   -----------   ----------   -----------

Earned discount after
  interest expense           (70,279)     (901,886)      15,379      (809,477)
Selling and
  administrative
  expenses                   (17,299)      (82,985)    (255,788)     (994,130)
Depreciation and
  amortization                  (273)      (70,954)        (818)     (137,855)
                          ----------   -----------   ----------   -----------

Net loss                  $  (87,851)  $(1,055,825)  $ (241,227)  $(1,941,462)
                          ==========   ===========   ==========   ===========

The components of the Viatical Settlements Segment net assets from discontinued operations in the consolidated balance sheet as of September 30, 1997 and December 31, 1996 are as follows:

                                            September 30,    December 31,
                                               1997             1996
                                            -------------    ------------
Purchased policy costs, less amortized
  policy costs of $17,164,940 and
  $13,847,695, respectively                  $ 5,117,861     $ 8,381,600
Valuation reserve                             (1,348,562)     (1,500,000)
Accrued policy revenues, less matured
  revenues valuation of $7,644,408 and
  $6,446,841, respectively                    12,591,605       9,893,007
Revolving credit facility                    (10,179,584)    (12,806,701)
Subordinated note payable                     (2,000,000)     (2,000,000)
Reinsurance liability                         (3,634,645)     (1,307,940)
Other, net                                      (200,971)       (284,437)
                                             -----------     -----------

                                             $   345,704     $   375,529
                                             ===========     ===========

NOTE 3 - DISCONTINUED OPERATIONS - REAL ESTATE SEGMENT

On November 27, 1995, the Company elected to discontinue operations of the Real Estate Segment to concentrate its efforts on its viatical settlements business. The following is a description of the Company's disposal activities:

Appletree Townhouses: The Company's wholly-owned subsidiary, Georgia Properties, Inc. ("GPI"), received advances of $650,000 on December 21, 1995 and an additional $500,000 on February 1, 1996 from the same individual that purchased The Mart Shopping Center in 1995 from the Company, in exchange for an option to purchase Appletree Townhouses for $3,500,000, which was exercised on March 31, 1996.

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

Summarized below are the operations of the Company's Real Estate Segment for the three and nine months ended September 30, 1997 and 1996:

                                       For the three       For the nine
                                       months ended        months ended
                                       September 30,       September 30,
                                      1997     1996        1997       1996
                                   --------  --------    --------  ----------
Total revenues                     $267,229  $334,605    $783,704  $1,121,582
                                   --------  --------    --------  ----------
Costs and expenses:
  Operations and maintenance        134,131   184,276     410,974     628,017
  Property taxes and insurance       19,715    18,534      59,147     108,755
  Depreciation and amortization      73,500    72,370     220,500     292,791
  Net interest                       25,461   (12,797)     78,608     109,657
  Corporate administrative
    expenses                          7,656   113,499      26,071     140,529
                                   --------  --------    --------  ----------

Total costs and expenses            260,463   375,882     795,300   1,279,749
                                  ---------  --------    --------  ----------

Net income (loss)                 $   6,766  $(41,277)   $(11,596) $ (158,167)
                                  =========  ========    ========  ==========

The components of the Real Estate Segment net assets from discontinued operations in the consolidated balance sheet as of September 30, 1997 and December 31, 1996 are as follows:

                                          September 30,     December 31,
                                             1997               1996
                                          -------------     -------------
Rental properties, less
  accumulated depreciation
  of $1,383,673 and $1,163,173,
  respectively                             $2,960,228       $3,116,778
Mortgage note payable                      (1,137,078)      (1,239,914)
Accounts payable                              (84,525)         (73,773)
Other, net                                    125,147           46,205
                                           ----------       ----------

                                           $1,863,772       $1,849,296
                                           ==========       ==========

NOTE 4 - DISCONTINUED OPERATIONS - INDUSTRIAL PRODUCTS SEGMENT

The Industrial Products Segment was discontinued during 1995. It consisted of the Company's wholly-owned subsidiary, Jensen Corporation ("Jensen"), which manufactured and distributed machinery used primarily by commercial laundries, large institutions and hotels as well as commercial compactor products for waste disposal. On November 10, 1995, the Company sold 100% of the common stock of Jensen, located in Fort Lauderdale, Florida to AMKO USA, Inc. ("AMKO"), an affiliate of AMKO International B.V. which is based in The Netherlands, for $1,726,000. The sale proceeds ncluded cash of $415,000 and a promissory note receivable in the amount of $1,311,000 which is secured by Jensen's stock, accounts receivable and inventory. The $1,311,000 note is guaranteed in its entirety by AMKO International B.V., and the sole shareholder of AMKO International B.V. guaranteed, as amended May 16, 1997, $500,000 of payments of all notes (see below).

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

The Company advanced $198,000 to AMKO during February and March 1997, of which $82,500 was repaid. The balance was a Demand Note with interest at 12% per annum. This note was also guaranteed by AMKO International. As of September 30, 1997 this note was paid in full.

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

The Company believes that the assets securing the three notes, and the operations of Jensen as they now exist, may not be sufficient to provide for payment of the notes. The Company has limited financial information concerning AMKO and the guarantors of the notes. Consequently, no assurance can be given that the balance of the principal or interest due on the notes will be realized in full or at all. As of September 30, 1997, AMKO had paid principal of $450,000, and the Company agreed to a $50,000 reduction in the face amount of the $1,311,000 note to settle certain contract disputes. The Company has a reserve of $1,600,000 for these notes as of September 30, 1997. Based upon the guarantees and estimated liquidation value of Jensen's assets which were pledged as collateral for these notes, the Company believes that this reserve is adequate.

As of October, 1997, Jensen stopped making payments as required by the terms of the May 16,1997 amendment. The Company has been in discussion with AMKO and Jensen concerning this situation. As a result, the Company increased the reserve by $150,000 during the quarter ended September 30, 1997.

                 NATIONAL CAPITAL MANAGEMENT CORPORATION
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Overview
--------

The following is a discussion and analysis of the consolidated financial condition of the Company as of September 30, 1997 and of the results of operations for the Company for the three and nine months ended September 30, 1997 and 1996, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following is supplemental to and should be read in conjunction with the Company's December 31, 1996 Annual Report to shareholders on Form 10-KSB as filed with the Securities and Exchange Commission, and the financial information and accompanying notes beginning on page 2 of this report.

Information contained in this discussion and analysis contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "plan", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include: cures and advances in medical treatments for terminal illnesses; dependence on medical consultants and an ability to predict life expectancy; the Company's ability to collect the remaining principal and interest on the promissory notes with Jensen; the Company's ability to execute its business plan, and the ability to collect reinsurance recoveries from a single reinsurance facility.

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

Accounting for long-lived assets
--------------------------------

For the nine months ended September 30, 1997 and calendar year December 31, 1996, the Company has applied SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and determined that certain adjustments for impairment were required. In addition to the write-down of several assets of the Company, a valuation reserve was established against accrued policy revenues and the cost of purchased policy costs in order to reflect management's estimate of the fair market value of the net assets (Note 2).

The accuracy of the valuation reserve established by the Company (Note 2) is directly related to NCBC's assumptions regarding the remaining life expectancy of terminally ill individuals. While NCBC believes that its estimate of life expectancy, and the related valuation reserve will approximate actual experience, given the inherent scientific uncertainty of such estimates, including the potential impact of medical treatments developed in the last several years that might extend life expectancies, there can be no assurance that these policies will mature in accordance with management's estimates. Therefore, the Company established a $1,500,000 valuation reserve against accrued policy revenues and purchase policy costs during 1996, which is adjusted quarterly. The amount of the reserve was determined based on projections of expected cash inflows from maturity and reinsurance claims, and cash outflows for debt service and operating costs during the portfolio administration process which is expected to take several years (Note 2).

Financial condition and liquidity
---------------------------------

The Company's cash decreased from $651,346 as of December 31, 1996 to $223,142 at September 30, 1997, principally as a result of financing operating activities, payment of $100,000 in conjunction with a common stock repurchase obligation, and a net $200,035 demand loan to Jensen Corporation (Note 4).

Other than in its Viatical Settlement subsidiary, the Company does not have any existing general credit facilities to fund its ongoing working capital requirements. These lending facilities were recently amended in light of management's decision to discontinue the Viatical Settlement Business and liquidate the portfolio.

Management believes that cash generated from the liquidatioin of the insurance policy portfolio will be sufficient to fund NCBC's operating costs, including cash outflows for debt service under the credit facility, through the insurance policy administration process.

In light of the discontinued operations, the Company does not have any material commitments for capital expenditures.

Although the Company continues to seek acquisitions, there can be no assurance that any such acquisitions will be identified. If the Company pursues an acquisition, financing will be required to consumate such transaction. There is no assurance that such financing will be available on favorable terms and conditions or at all.

Results of operations
---------------------

The Company decided to discontinue its Viatical Settlement Business in December 1996.

In light of the foregoing, the Company ceased purchasing insurance policies from individuals. The Company may, however, seek the purchase of a portfolio of life insurance policies to the extent each of the policies in such a bulk purchase is within the guidelines set forth in the reinsurance agreements with NCBC. As previously announced, NCBC has restructured its organization and reduced its office staff to one person. Management anticipates that the remaining staff, as well as NCMC management, will manage NCBC's existing portfolio of approximately $19.3 million of insurance policies. Management estimates that the administration of these policies will take several years.

During the three and nine months ended September 30, 1997, approximately $170,000 and $1,198,000 of life insurance policies matured, respectively, as compared to $1,334,000 and $3,721,000 for the same periods last year.

The recognition of earned discount and the ultimate profitability associated with purchased insurance policies is directly related to NCBC's assumptions regarding the remaining life expectancy of terminally ill individuals. Such estimates were made when the insurance policy was purchased based upon facts and circumstances then known. While NCBC believes that its estimate of life expectancy, and the related recognition of earned discount will closely approximate actual experience, given the inherent scientific uncertainty of such estimates, including the potential impact of medical treatments developed in the last several years that might extend life expectancies, there can be no assurance that these policies will mature in accordance with management's estimates. Therefore, the Company established a $1,500,000 valuation reserve against accrued policy revenues and purchase policy costs, as stated on the balance sheet, during 1996, and as adjusted during the nine months ended September 30, 1997. The amount of the reserve was determined based on projections of expected cash inflows from maturity and reinsurance claims, and cash outflows for debt service and operating costs during the portfolio administration process which is expected to take several years (Note 2).

The Company increased its reserve during the quarter against notes receivable by $150,000 to reflect the collectibility of these notes.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         Not applicable

ITEM 2.  CHANGES IN SECURITIES
         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable

ITEM 5.  OTHER INFORMATION
         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a) Exhibits
             None
         (b) Reports on Form 8-K
             The Company filed a Form 8-K dated July 3, 1997 relating to the resignation of Jeffrey S. Goldstein, the Company's former Chief Financial Officer.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NATIONAL CAPITAL
                                 MANAGEMENT CORPORATION




Dated:                           By:
                                      ------------------------------
                                      John C. Shaw
                                      Chief Executive Officer





                                 By:
                                      ------------------------------
                                      John C. Shaw
                                      Chief Financial Officer