Form 10KSB
period 1997-12-31
NATIONAL CAPITAL MANAGEMENT CORP
filed 1998-04-16
CIK 826495

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                FORM 10-KSB

     [ X ]  Annual Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
           [Fee Required]
       For the fiscal year ended December 31, 1997

                             or

     [   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
               Exchange Act of 1934 [No Fee Required]
     For the transition period from ----------------------------------- to

     ------------------------------
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

     Issuer's revenues for its most recent fiscal year $6,872,330

     The aggregate market value of voting stock held by nonaffiliates of the Registrant is approximately $1,099,286 as of April 6, 1998

                                   1,673,190
          (Number of shares of common stock outstanding as of April 6, 1998)

                 Total number of pages in this document is: 41
                      The exhibit index is on page 38

                                   PART I

     Item 1 - Description of Business

     Introduction

     National Capital Management Corporation ("NCMC") is a holding company that previously operated through its primary subsidiary, National Capital Benefits Corp. (collectively with NCMC, the "Company"), which purchased life insurance policies for cash, on a discounted basis, from individuals having life threatening illnesses, a transaction which is otherwise known as viatical settlements. In December 1996 the Company made a determination to discontinue this operation.

     In prior years, the Company had been comprised of two additional distinctly different operating businesses, the Real Estate Segment and the Industrial Products Segment. However, these segments were discontinued during 1995 through the sale of principally all of their assets and/or stock.

     In August 1996 the Company was notified by NASDAQ that the Company no longer appeared to meet certain requirements for continued listing on NASDAQ's National Market System. In particular, NASDAQ noted that (i) the closing bid price for the Company's common stock on August 12, 1996 was $.875 per share and therefore below NASDAQ's $1 minimum bid price and (ii) because of the bid price, the market value of the public float no longer appeared to meet the requirement for a $1 million public float.

     In September 1996, in response to the foregoing two concerns raised by NASDAQ, the Company proposed a stock repurchase program pursuant to which the Company would purchase up to 80,000 shares of the Company's common stock in the open market from time-to-time as market conditions permitted.

     However, NASDAQ immediately notified the Company that it had completed its review of the Company's proposal and request for continued listing on NASDAQ's National Market System, and had decided to deny the Company's request.

     The decision was based on several factors. The NASDAQ staff noted that the Company was in the hearings process in 1995 for a minimum bid price deficiency. At that time, the Company was successful in maintaining compliance by implementing a one-for-three reverse stock split. NASDAQ stated that the Company's proposed repurchase program would further reduce the already limited shares of public float and would not guarantee achieving compliance with the minimum bid price and/or the market value of public float criteria. NASDAQ further noted that the Company has had a history of financial losses. In conclusion, as a result of the Company's inability to provide a plan which would ensure continual compliance, and that the Company was in the hearings process in 1995 for a bid price deficiency, the NASDAQ staff determined that continued listing on NASDAQ's National Market System was no longer Warranted and informed the Company that the common stock would be deleted from the National Market System, effective with the opening of business on October 31, 1996. The Company is eligible to trade on the OTC Bulletin Board.

     Discontinued Operation - Viatical Settlements

     On March 17, 1994, the Company formed National Capital Benefits Corp. ("NCBC") to engage in the business of purchasing life insurance policies which insure the lives of individuals with life threatening illnesses. NCBC purchased policies which insured individuals projected to have a life expectancy of 36 months or less. In March 1994, the Company funded NCBC with initial cash investments of $1,490,000, consisting of $1,450,000 of preferred stock and $40,000 of common stock, and purchased an additional $663,082 of preferred stock for cash through December 31, 1996.

     In addition, NCBC had a revolving line of credit ("The Facility") up to $15 million, based on a formula of eligible policies purchased, from an institutional lender which was to be used to provide working capital and funds for the purchase of such policies. The facility is secured by all of the assets of NCBC, including purchased insurance policies, bears interest at 1/2% over the lender's prime rate or 2-7/8% over the 90 day London Inter-Bank Offer Rate ("Libor") at the option of NCBC. The Facility was amended on November 30, 1996, and can no longer be utilized to finance the purchase of policies. However, the facility does provide for the use of maturity and reinsurance claim proceeds (see below) for debt service and certain operating expenses. The outstanding balance as of December 31, 1997 was approximately $9.5 million.

     In addition, as of December 29, 1995, NCBC issued a $2,000,000 subordinated note (the "Note") bearing interest at a rate of 14% with interest payable monthly in arrears. The interest rate on the Note is consistent with a market rate at which a similar borrowing could be obtained by the Company. Therefore, the fair value of the Note approximates the carrying value at December 31, 1997. The note is due December 31, 1998, and is secured by NCBC's purchased insurance policies, subject to the security interest granted to the Facility lender. The purchaser of the Note was granted a Warrant to acquire 12% of the common stock of NCBC (68 shares) at a price of $1.47 per share. The holder of the Warrant can exercise a put of the stock to NCBC under certain conditions, which would guarantee the holder a minimum additional 4% interest on the outstanding balance. In April 1997, the Warrant Agreement was amended to reflect an increased interest rate of 14 3/4% on the Note. In exchange for agreeing to this increase in the interest rate, NCBC, or its assigns, shall have the option to repurchase the Warrant for the sum of $1.00.

     NCBC insured 90% of the net death benefit of the acquired policies through a wholly-owned Bermuda insurance company which, in turn, has reinsured the risk with a consortium of large international insurance companies. As of December 31, 1997, the face value of NCBC's purchased insurance policies remaining in its portfolio was approximately $19.1 million. During 1997, approximately $1.4 million of policies matured. Reinsurance claims made and paid during 1997 were approximately $3.7 million, and $3.4 million, respectively.

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

     The recognition of earned discount and the ultimate profitability associated with purchased insurance policies is directly related to NCBC's assumptions regarding the remaining life expectancy of terminally ill individuals. Such estimates were made when the insurance policy was purchased based upon facts and circumstances then known, and are adjusted periodically, but not more than annually, based upon actual experience. While NCBC believes that its estimate of life expectancy, and the related recognition of earned discount would closely approximate actual experience, given the inherent scientific uncertainty of such estimates, including the impact of recently announced medical treatments that might extend life expectancies, there can be no assurance that these policies will mature in accordance with management's estimates. Therefore, the Company established a $1,500,000 valuation reserve against purchase policy costs during 1996, and as adjusted during the year ended December 31, 1997, as stated on the balance sheet (see footnote 3 to the financial statements). During the fourth quarter ended December 31, 1997, the Company increased its original reserve by $350,000. The amount of the reserve was determined based on projections of expected cash inflows from maturity and reinsurance claims, and cash outflows for debt service and operating costs during the portfolio administration process which is expected to take several more years (see footnote 3).

     In accordance with the discontinuance of this business segment, NCBC has restructured its organization and reduced its office staff to one person.

     Discontinued Operation - Real Estate Segment

     In November 1995, the Company elected to discontinue operations of the Real Estate Segment. The following is the status of the Company's disposal activities:

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

     Colony Ridge Apartments: Colony Ridge Apartments is an apartment complex in Decatur, Georgia which was constructed in 1968 and consists of 23 two-story buildings containing a total of 212 apartment units. On
     January 16, 1998, the Company entered into an agreement to sell the Colony Ridge Apartments for $3,650,000. It is anticipated that the sale of this property will occur on or about April 30, 1998. The purchase price is expected to be paid by the purchaser to the Company by delivery of immediately available and collectible funds.

     Redbird Trails Apartments and North Oak Apartments: On June 13, 1994 and December 8, 1994, in accordance with previous agreements dated December 30, 1993, the Company sold limited partnership interests in Redbird Trails Associates, L.P. ("Redbird") and Signature Midwest, L.P. ("Signature"), respectively, to two unrelated entities. The Company retained a .9% interest in each partnership through two wholly-owned subsidiaries serving as the operating general partners. Such operating general partners were obligated to provide loans of up to $150,000 and $75,000 to Redbird and Signature, respectively, to fund any operating deficits, as defined, for a three year period ending December 8, 1997. No loans were made during 1997.

     The Company retained a contingent interest in the cash flows of these partnerships. It will receive any cash available from property operations, to the extent it exceeds approximately $61,000 annually, and any refinancing proceeds up to a total of approximately $4.5 million, plus interest at 9.25% per annum on the outstanding balance of this amount.
     Any proceeds of sale will be allocated, first, 99.1% to the new partners until they have received 135% of their investment, less any prior distributions. Any remaining proceeds from a sale will be allocated to the Company up to $6 million, less any distributions from operations or refinancings as described above. These arrangements have not been reflected in the Company's financial statements since their ultimate realization cannot reasonably be determined. In addition, at such time as the tax benefits have been utilized, the Company has the right to purchase the interests of the newly admitted partners for 135% of their contributed capital (minus prior cash payments). Should the Company choose not to exercise such right to purchase the partners' interests, the newly admitted administrative general partner has the right to require the Company to sell all of the assets and liquidate the partnerships. The Company has not funded any operating deficits and has received approximately $40,000 and $-0- excess cash flows during 1997 and 1996.

     Discontinued Operation - Industrial Products Segment

     The Industrial Products Segment consisted of the Company's wholly-owned subsidiary, Jensen Corporation ("Jensen"), which manufactured and distributed machinery used primarily by commercial laundries, large institutions and hotels as well as commercial compactor products for waste disposal. On November 10, 1995, the Company sold 100% of the common stock of Jensen, located in Fort Lauderdale, Florida to AMKO USA, Inc. ("AMKO"), an affiliate of AMKO International B.V., which is based in The Netherlands, for $1,726,000. The sale proceeds included cash of $415,000 and a promissory note receivable in the amount of $1,311,000, which is secured by Jensens stock, accounts receivable and inventory. The $1,311,000 note is guaranteed in its entirety by AMKO International B.V., and the sole shareholder of AMKO International B.V. guaranteed the first $585,000 of principal payments.

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

     The $1,311,000 note as amended May 16, 1997 bears interest at 8.5% per annum and is payable in varying installments with the balance due in April 1998, unless extended as indicated below. The $765,000 note as amended May 16, 1997 bears interest at 8.5% per annum and is payable in varying installments with the balance due in April 1998, unless extended as indicated below. The $337,650 note as amended May 16, 1997 bears interest at 8.5% per annum and is payable in varying installments with the balance due in April 1998, unless extended as indicated below.

     The Company advanced $198,000 to AMKO during February and March 1997, of which $82,500 was repaid. The balance was a Demand Note with interest at 12% per annum. This note was also guaranteed by AMKO International. As of December 31, 1997 this note was paid in full.

     In accordance with the May 16, 1997 amendment, the notes could be extended until April 1999, if AMKO prepays $500,000 on or before April 1, 1998. If extended, the interest rate on all of the notes would increase to 12%.
     The Company has charged AMKO a fee of $200,000 in conjunction with the latest amendment. The fee was paid on May 16, 1997.

     The Company loaned Jensen an additional $200,035 in conjunction with the May 16, 1997 modification, and an additional $36,000 in October 1997. These notes bear interest at 8.5% and mature simultaneously with the other notes.

     As of October, 1997, Jensen stopped making payments as required by the terms of the May 16, 1997 amendment. On November 11, 1997, Jensen filed for Chapter 7 bankruptcy. On March 26, 1998, an auction sale was held, the proceeds of which were distributed by the trustee in bankruptcy. The Company received $56,686 in April 1998 as a result of the sale and anticipates receiving approximately an additional $95,000. The remaining balance of the notes was written off.

     Item 2 - Description of Property

     The Company maintains an office in New York for use by its executive officers and consultants at the premises of Resource Holdings, Ltd. ("Resource"). The Company is not a party to a lease, but there is an understanding that NCMC will pay rent for the offices in New York until the end of 1998. In addition, in accordance with its agreement with Resource, the Company has deposited with Resource's landlord the amount of $37,746 which will be returned, plus interest, to the Company on termination of Resource's lease (see Item 12 - Certain Relationships and Related Transactions).

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

     The Company did not hold an annual meeting during 1997.

                                   PART II

     Item 5 -  Market for Common Equity and Related Stockholder Matters

     a.                      Market Information

        The Company's common stock trades on the OTC Bulletin Board under the symbol NCMC.

        The high and low bid prices of shares of common stock of the Company for each quarter during the years ended December 31, 1997 and 1996, are as follows:

                                                         Bid Price
                                                      -----------------
                                                      High       Low
                                                      ----       ----
       For the Quarter Ended
       December 31, 1997............................  .6313      .4625
       September 30, 1997...........................  .6563      .4063
       June 30, 1997 ...............................  .5625      .3875
       March 31, 1997...............................  .5625      .3438
       December 31, 1996............................  .5620      .3750
       September 30, 1996........................... 1.0000      .8750
       June 30, 1996................................ 1.7500     1.0000
       March 31, 1996............................... 2.3750     2.3750

       The quotations represent inter dealer quotations without retail mark-up, mark-down or commission, and do not necessarily represent actual transactions. The last reported sales price of the Company's common stock on April 6, 1998 was $.657.

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

       b.   Number of Holders of Common Stock

       At April 6, 1998, the approximate number of holders of record of shares of common stock of the Company was 947.

       c.   Dividends on Common Stock

       The Company has not declared any dividends on its common stock during the two year period ended December 31, 1997, and does not anticipate paying any dividends in the near future.

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

     FINANCIAL CONDITION AND LIQUIDITY

     The Company's cash decreased from $651,345 at December 31, 1996, to $56,035 at December 31, 1997, principally as a result of financing operating activities, payment of $100,000 in conjunction with a common stock repurchase obligation, and a net $236,035 demand loan to Jensen Corporation. This was offset by receipt of approximately $700,000 in fees and interest from AMKO USA, Inc. During 1996, cash used to finance operating activities and the viatical settlement business was offset by the receipt of $1,347,000 from the sale of Appletree Townhouses and the Florida land.

     Other than in its Viatical Settlement Subsidiary, the Company does not have any existing general credit facilities to fund its ongoing working capital requirements.

     VIATICAL SETTLEMENT BUSINESS

     Effective as of December 29, 1995, NCBC entered into a revolving credit facility ("Facility") with a credit limit of up to $15 million, which expires December 1998. The closing of the transaction was January 8, 1996. The Facility is secured by all the assets of NCBC, including purchased insurance policies. The Facility bears interest at 1/2% over the lender's prime rate or 2-7/8% over the 90 day London Inter-Bank Offer Rate ("Libor") at the option of NCBC (Libor rate + 2-7/8% at December 31, 1997 and 1996). Because the interest rate on the Facility adjusts quarterly based on Libor, the fair value of the borrowings under the Facility approximates the carrying amount.

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

     In addition, as of December 29, 1995, NCBC issued a $2,000,000 subordinated note (the "Note") bearing interest at a rate of 14% with interest payable monthly in arrears. The interest rate on the Note is consistent with a market rate at which a similar borrowing could be obtained by the Company. Therefore, the fair value of the Note approximates the carrying value at December 31, 1997. The note is due December 31, 1998, and is secured by NCBC's purchased insurance policies, subject to the security interest granted to the Facility lender. The purchaser of the Note was granted a Warrant to acquire 12% of the common stock of NCBC (68 shares) at a price of $1.47 per share. The holder of the Warrant can exercise a put of the stock to NCBC under certain conditions, which would guarantee the holder a minimum additional 4% interest on the outstanding balance. In April 1997, the Warrant Agreement was amended to reflect an increased interest rate of 14 3/4% on the Note. In exchange for agreeing to this increase in the interest rate, NCBC, or its assigns, shall have the option to repurchase the Warrant for the sum of $1.00.

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

     Colony Ridge Apartments: Colony Ridge Apartments is an apartment complex in Decatur, Georgia which was constructed in 1968 and consists of 23 two-story buildings containing a total of 212 apartment units.
     On January 16, 1998, the Company entered into an agreement to sell the Colony Ridge Apartments for $3,650,000. It is anticipated that the sale of this property will occur on or about April 30, 1998. The purchase price is expected to be paid by the purchaser to the Company by delivery of immediately available and collectible funds.

     Redbird Trails Apartments and North Oak Apartments: On June 13, 1994 and December 8, 1994, in accordance with previous agreements dated December 30, 1993, the Company sold limited partnership interests in Redbird Trails Associates, L.P. ("Redbird") and Signature Midwest, L.P. ("Signature"), respectively, to two unrelated entities. The Company retained a .9% interest in each partnership through two wholly-owned subsidiaries serving as the operating general partners. Such operating general partners were obligated to provide loans of up to $150,000 and $75,000 to Redbird and Signature, respectively, to fund any operating deficits, as defined, for a three year period ending December 8, 1997. No loans were made during 1997.

     The Company retained a contingent interest in the cash flows of these partnerships. It will receive any cash available from property operations, to the extent it exceeds approximately $61,000 annually, and any refinancing proceeds up to a total of approximately $4.5 million, plus interest at 9.25% per annum on the outstanding balance of this amount.
     Any proceeds of sale will be allocated, first, 99.1% to the new partners until they have received 135% of their investment, less any prior distributions. Any remaining proceeds from a sale will be allocated to the Company up to $6 million, less any distributions from operations or refinancings as described above. These arrangements have not been reflected in the Company's financial statements since their ultimate realization cannot reasonably be determined. In addition, at such time as the tax benefits have been utilized, the Company has the right to purchase the interests of the newly admitted partners for 135% of their contributed capital (minus prior cash payments). Should the Company choose not to exercise such rights to purchase the partners' interests, the newly admitted administrative general partner has the right to require the Company to sell all of the assets and liquidate the partnerships. The Company did not fund any operating deficits and has received approximately $40,000 and $-0- excess cash flows during 1997 and 1996.

     INDUSTRIAL PRODUCTS BUSINESS

     The Industrial Products Segment was also discontinued during 1995. It consisted of the Company's wholly-owned subsidiary, Jensen Corporation ("Jensen"), which manufactured and distributed machinery used primarily by commercial laundries, large institutions and hotels as well as commercial compactor products for waste disposal. On November 10, 1995, the Company sold 100% of the common stock of Jensen, located in Fort Lauderdale, Florida, to AMKO USA, Inc. ("AMKO"), an affiliate of AMKO International B.V. which is based in The Netherlands, for $1,726,000. The sale proceeds included cash of $415,000 and a promissory note receivable in the amount of $1,311,000 which is secured by Jensen's stock, accounts receivable and inventory. The $1,311,000 note is guaranteed in its entirety by AMKO International B.V., and the sole shareholder of AMKO International B.V. guaranteed the first $585,000 of principal payments.

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

     The $1,311,000 note, as amended May 16, 1997, bears interest at 8.5% per annum and is payable in varying installments with the balance due in April 1998, unless extended as indicated below. The $765,000 note, as amended May 16, 1997, bears interest at 8.5% per annum and is payable in varying installments with the balance due in April 1998, unless extended as indicated below. The $337,650 note, as amended May 16, 1997, bears interest at 8.5% per annum and is payable in varying installments with the balance due in April 1998, unless extended as indicated below.

     The Company advanced $198,000 to AMKO during February and March 1997, of which $82,500 was repaid. The balance was a Demand Note with interest at 12% per annum. This note was also guaranteed by AMKO International B.V. As of December 31, 1997, this note was paid in full.

     In accordance with the May 16, 1997 amendment, the notes could be extended until April 1999, if AMKO prepays $500,000 on or before April 1, 1998. If extended, the interest rate on all of the notes would increase to 12%.
     The Company has charged AMKO a fee of $200,000 in conjunction with the latest amendment. The fee was paid on May 16, 1997.

     The Company loaned Jensen an additional $200,035 in conjunction with the May 16, 1997 modification, and an additional $36,000 in October 1997. These notes bear interest at 8.5% and mature simultaneously with the other notes.

     As of October, 1997, Jensen stopped making payments as required by the terms of the May 16, 1997 amendment. On November 11, 1997, Jensen filed for Chapter 7 bankruptcy. On March 26, 1998, an auction sale was held, the proceeds of which were distributed by the trustee in bankruptcy. The Company received $56,686 in April 1998 as a result of the sale and anticipates receiving approximately an additional $95,000. The remaining balance of the notes was written off.

     RESULTS OF OPERATIONS FOR 1997 COMPARED TO 1996

     National Capital Benefits Corp. ("NCBC") commenced operations on March 17, 1994. During the periods ended December 31, 1997 and 1996, NCBC had purchased at face value (including those in escrow) approximately $-0-and $10.5 million of policies, respectively. During 1997 and 1996, approximately $1.4 million and $4.3 million respectively, of policies matured. Reinsurance claims made and paid during 1997 were approximately $3.7 million and $3.4 million, respectively.

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

     While NCBC believed that its estimate of life expectancy, and the related recognition of earned discount would closely approximate actual experience, given the inherent scientific uncertainty of such estimates, including the potential impact of recently announced medical treatments that might extend life expectancies, there can be no assurance that these policies will mature in accordance with management's estimates. Therefore, the Company established a $1,500,000 valuation reserve against purchase policy costs during 1996, and as adjusted during the year ended December 31, 1997, as stated on the balance sheet. During the fourth quarter ended December 31, 1997, the Company increased its original reserve by $350,000. The amount of the reserve was determined based on projections of expected cash inflows from maturities and reinsurance claims, and cash outflows for debt service and operating costs during the portfolio administration process, which is expected to take several more years (see footnote 3).

     The Company previously announced that certain existing medications presently under development may, when used in combination, significantly prolong the life expectancy of persons previously diagnosed with AIDS. These medical treatments and a July 1996 AIDS conference have had a significant impact on this segment of the viatical settlement industry. The Company previously indicated that a large percentage of its portfolio involves individuals with terminal illnesses related to AIDS and that the development of a treatment for AIDS which extends the life expectancy of such persons could materially reduce the Company's future actual yield on its portfolio and materially adversely affect the Company's future performance. From November 30, 1996 through the date of this report, the Company did not process new applications for policies.

     The Company decided to discontinue its viatical settlement business in December 1996.

     NCBC has restructured its organization and reduced its office staff to one person. Management anticipates that this person, as well as NCMC management, will manage NCBC's existing portfolio of approximately $19.1 million of insurance policies. Management estimates that the administration of these policies will take several more years.

     Item 7 - Financial Statements and Supplementary Data
     ----------------------------------------------------


                      NATIONAL CAPITAL MANAGEMENT CORPORATION

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


          Report of Independent Public Accountants                      15
          Consolidated Balance Sheet at December 31, 1997               16
          Consolidated Statements of Operations for the years ended
               December 31, 1997 and 1996                               17
          Consolidated Statements of Shareholders' Equity for the
               years     ended December 31, 1997 and 1996               18
          Consolidated Statements of Cash Flows for the years ended
               December 31, 1997 and 1996                               19
          Notes to Consolidated Financial Statements                 20-31

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




     The Board of Directors and Shareholders of
     National Capital Management Corporation:

     We have audited the accompanying consolidated balance sheet of National Capital Management Corporation (a Delaware corporation) as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company for the year ended December 31, 1996 was audited by other auditors whose report dated April 11, 1997, expressed an unqualified opinion on those statements.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Capital Management Corporation at December 31, 1997, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


     /s/ JANOVER RUBINROIT, LLC

     Garden City, New York
     April 6, 1998

                     NATIONAL CAPITAL MANAGEMENT CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1997


      ASSETS
Cash and cash equivalents                                         $    56,035
Notes receivable (Note 4)                                             150,000
Property and equipment, less accumulated depreciation
 of $71,958                                                            32,873
Net assets of discontinued operations -
 Viatical Settlements Segment (Note 3)                                 25,528
 Real Estate Segment (Note 6)                                       1,795,030
Other assets                                                           36,225
                                                                  ----- -----

Total assets                                                      $ 2,095,691

     LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                            $    103,299

Shareholders' equity (Notes 9 and 10):
 Preferred stock, $0.01 par value, 3,000,000 shares
    authorized, no shares issued or outstanding
 Common stock, $0.01 par value, 6,666,666 shares
    authorized, 1,813,056 shares issued,
   1,673,190 outstanding                                               16,732
 Additional paid-in capital                                        23,125,123
 Accumulated deficit                                              (20,975,246)
 Treasury stock, 139,866 shares                                      (174,217)

Total shareholders' equity                                          1,992,392
                                                                  -----------

Total liabilities and shareholders' equity                        $ 2,095,691


         The accompanying notes are an integral part of this statement.

                                        -16-

                       NATIONAL CAPITAL MANAGEMENT CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Years ended December 31,
                                                       1997           1996
                                                    -----------   -----------
Income (expense):
 Other income                                      $    584,876   $   134,041
 Corporate administrative expense                    (1,589,053)     (665,717)

Net loss from continuing operations before tax       (1,004,177)     (531,676)

Provision for income taxes                               -             -

Net loss from continuing operations after tax        (1,004,177)     (531,676)

Discontinued operations:
 Net operating loss:
    Viatical settlements (Note 3)                      (374,413)   (3,603,572)
    Real estate segment (Note 6)                        (46,568)     (193,307)
 Net gain on disposal of:
    Real estate segment (Note 6)                         -            518,224

Net loss from discontinued operations                  (420,981)   (3,278,655)
                                                    -----------   -----------

Net loss                                            $(1,425,158)  $(3,810,331)

            The accompanying notes are an integral part of this statement.

                                         -17-

                      NATIONAL CAPITAL MANAGEMENT CORPORATION
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      YEARS ENDED DECEMBER 31, 1997 and 1996

                            Additional                           Total
                     Common  Paid-in     Accumulated  Treasury  Shareholders'
                    Stock    Capital      Deficit      Stock      Equity
                    ------   -------     -----------  --------  ------------
Balances at
 December 31,
 1995              $17,904  $23,123,951  $(15,739,757)  $(224,217)  $7,177,881

Adjustment to
 Common Stock       (1,172)       1,172        -           -            -

Reduction in cost due
 to CAPX settlement
 (Note 9)             -            -           -           50,000       50,000

Net loss              -            -       (3,810,331)      -       (3,810,331)

Balances at
 December 31,
 1996               16,732   23,125,123   (19,550,088)    (174,217)  3,417,550

Net loss              -            -       (1,425,158)      -       (1,425,158)
                   -------  -----------   -----------    ---------  ----------
Balance at
 December 31,
 1997              $16,732   $23,125,123  $(20,975,246)   $(174,217)  $1,992,392

             The accompanying notes are an integral part of this statements.

                                         -18-

                       NATIONAL CAPITAL MANAGEMENT CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Years Ended December 31,
                                                         1997        1996
                                                     -----------  -----------
Cash flows from operating activities:
 Net loss                                            $(1,425,158) $(3,810,331)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                         8,760        8,760
     Reserves and allowances on notes
      and interest receivable                              -          200,000
     Reduction in value of notes receivable              979,408        -
 Changes in operating assets and liabilities:
   Decease in accounts receivable                        (61,483)      21,490
    Increase (decrease) in accounts payable and
     accrued liabilities                                (165,070)    (529,024)
                                                      ----------   ----------
 Net cash used in operating activities                  (663,543)  (4,109,105)
                                                      ----------   ----------

 Change in net assets of discontinued operations         304,267    3,736,443
                                                       ---------   ----------
 Cash flows provided by (used in) investing activities:
 Collections on notes receivable                           -          400,000
 Increase in other assets                                  -           15,223
 Additional loan to Jensen                              (236,035)       -
                                                       ---------   ----------
   Net cash provided by (used in)
     investing activities                               (236,035)     415,223
                                                       ---------   ----------
Increase (decrease) in cash and cash equivalents        (595,311)      42,561

Cash and cash equivalents at beginning of period         651,346      608,785
                                                       ---------   ----------
Cash and cash equivalents at end of period            $   56,035   $  651,346

Supplemental schedule of non-cash operating and financing activities:

   Reduction of accrued liability for
     treasury stock                                   $    -       $   50,000


           The accompanying notes are an integral part of this statements.

                                         -19-

                     NATIONAL CAPITAL MANAGEMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

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

     Accounting for long-lived assets

     For the calendar year ended December 31, 1996, the Company adopted SFAS 121, "Accounting for the Impairment of Long-lived assets and for Long-Lived Assets to Be Disposed Of", and determined that certain adjustments for impairments were required. In addition to the write down of several assets of the Company, a $1.5 million valuation reserve was established, as adjusted during the year ended December 31, 1997, against the cost of purchased policy costs in order to reflect management's estimate of the fair market value of the net assets (Note 3).

     The accuracy of the valuation reserve established by the Company (Note 3) is directly related to NCBC's assumptions regarding the remaining life expectancy of terminally ill individuals. While NCBC believes that its estimate of life expectancy, and the related valuation reserve will approximate actual experience, given the inherent scientific uncertainty of such estimates, including the impact of recent medical treatments that might extend life expectancies, there can be no assurance that these policies will mature in accordance with management's estimates.
     Therefore, the Company established a $1,500,000 valuation reserve against purchase policy costs during 1996 and as adjusted during the year ended December 31, 1997. During the fourth quarter ended December 31, 1997, the Company increased its original reserve by $350,000. The amount of the reserve was determined based on projections of expected cash inflows from maturities and reinsurance claims, and cash outflows for debt service and operating costs during the portfolio administration process, which is expected to take several more years (Note 3).

     Statement of Cash Flows

     The Company considers all short-term highly liquid investments purchased with a maturity of three months or less to be cash and cash equivalents for purposes of the Consolidated Statement of Cash Flows.

     Cash paid for interest was approximately $1,087,000 and $1,054,400, for 1997 and 1996, respectively. The Company paid no material amounts for income taxes during these years.

     During 1996, the Company sold two real estate properties in transactions in which one purchaser assumed a first mortgage obligation of the Company in the amount of $1,048,795 and recognized gains of $518,224 in connection with the sales.

     Earnings per share

     Effective December 15, 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Under the new requirements for calculating earnings per share, the dilutive effect of stock options will be excluded from basis earnings per share but included in the computation of diluted earnings per share. All earnings per share mounts have been restated so as to comply with Statement No. 128.

     NOTE 3 - DISCONTINUED OPERATIONS - VIATICAL SETTLEMENTS

     The results of the Viatical Settlements have been reported separately as discontinued operations in these consolidated statements of operations.

     In December 1996, the Company decided to discontinue the operations of the Viatical Settlements business. The Company reduced its staff and expects that the remaining personnel will administer the orderly liquidation of its existing portfolio. It is expected that this process will take several more years. The Company established a $1,500,000 valuation reserve during 1996, and as adjusted during the year ended December 31, 1997, against purchased policy costs which represents the estimated expected loss on holding the remaining policies to maturity in order to reflect management's estimate of the fair market value of the net assets. During the fourth quarter ended December 31, 1997, the Company increased its original reserve by $350,000. The amount of the reserve was determined based on projections of expected cash inflows from maturities and reinsurance claims, and cash outflows for debt service and operating costs during the portfolio administration process, which is expected to take several more years.

     NCBC has an insurance contract with NCB Insurance Ltd. ("NCB"), a wholly-owned subsidiary of NCBC, which automatically provides for payment of 90% of the face value of the policies purchased at a specified period of time after the expected maturity date, in accordance with the contract. NCB, in turn, has reinsured this risk with several large, non-affiliated international reinsurance companies. NCBC, through NCB, maintains a participation in the residual 10%. Reinsurance claims made and paid during 1997 were approximately $3.7 million and $3.4 million, respectively.

     The anticipated reinsurance recoveries represent a substantial element of the cash flow projections used to determine the valuation reserve. While management expects full collection of reinsurance recoveries, these recoveries from the sole reinsurance facility represent a significant concentration or risk.

     Summarized below are the operations of the Company's Viatical Settlements for the years ended December 31, 1997 and 1996.

                                                 For the year ended
                                                    December 31,
                                                   1997         1996
                                                ----------  ----------
     Revenue accrued and received               $5,203,919  $ 8,915,792
     Cost of insurance policies                 (4,203,385)  (7,781,846)
     Write-off against valuation rese              801,823      -
     Increase in valuation reserve                (350,000)  (1,500,000)
     Earned discount                             1,452,357     (366,054)
     Interest expense                           (1,275,111)  (1,294,648)
     Earned discount after interest expense        177,246   (1,660,702)
     Selling and administrative expenses          (550,571)  (1,404,365)
     Depreciation and amortization                  (1,088)    (538,505)
                                                ----------  -----------
     Net loss                                   $ (374,413) $(3,603,572)

     The components of the Viatical Settlements net assets from discontinued operations in the consolidated balance sheet as of December 31, 1997 are as follows:

     Purchased policy costs, less amortized
       policy costs of $18,051,081                          $ 4,200,382
     Valuation reserve                                       (1,048,177)
     Accrued policy revenues, less matured
       revenues valuation of $7,820,301                      13,715,134
     Revolving credit facility                               (9,511,468)
     Subordinated note payable                               (2,000,000)
     Reinsurance liability                                   (4,927,799)
     Other, net                                                (402,544)
                                                            -----------
                                                            $    25,528
                                        -22-

     Purchased Policy Costs - NCBC purchased life insurance policies from terminally ill individuals at a discount from the policy's net face value (amount paid by the insurance carrier upon the death of the insured). The amount of the discount was determined by the life expectancy of the insured. The majority of the policies purchased by NCBC were from insureds with an estimated remaining life, at the time of purchase, of less than 24 months.

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

     The length of the accrual period is determined by NCBC based upon its best estimate of the maturity date (i.e. date on which it will collect the face value of the policy). Such life expectancy estimates were based upon a review of the insured's medical records by NCBC's panel of medical specialists, as adjusted for actual collection experience on policies that have matured to date. Should the policy mature earlier than expected, the entire proceeds and costs will be recognized at that time, less any amounts previously accrued or amortized.

     NCBC periodically, but not more than annually, adjusts the accrual period based upon actual collection experience on matured policies. Adjustments to such estimates, if required, are recognized in the period determined.

     Additionally, as noted above, the Company established a $1,500,000 valuation reserve against purchased policy costs during 1996, and as adjusted during the year ended December 31, 1997, which reflects the estimated expected loss on holding the remaining policies to maturity. During the fourth quarter ended December 31, 1997, the Company increased its original reserve by $350,000.

     At December 31, 1997 the face value of purchased insurance policies remaining in NCBC's portfolio was approximately $19.1 million. NCBC did not purchase any new policies during 1997. During 1997 and 1996, approximately $1.4 million and $4.3 million face value of policies matured, respectively.

     Since the Viatical Settlement is discontinued, these amounts, as well as the interest expense and most selling and administrative expenses are written off against the valuation reserve.

     Revolving Credit Facility and Subordinated Note Payable

     Effective as of December 29, 1995, NCBC entered into a revolving credit facility ("Facility") with a credit limit of up to $15,000,000, which expires December 1998. The closing of the transaction was January 8, 1996. The Facility is secured by all the assets of NCBC, including purchased insurance policies. The Facility bears interest at 1/2% over the lender's prime rate or 2-7/8% over the 90 day London Inter-Bank Offer Rate ("Libor") at the option of NCBC (8 1/2% at December 31, 1997).

     Under the terms of the Facility, the lender initially loaned NCBC a specified percentage of the cost of the insurance policies purchased, and the insurance policies purchased by NCBC had to meet certain underwriting criteria as established in the Facility. Repayment of outstanding principal is required as insurance proceeds from matured policies are collected.

     NCBC negotiated a modification to the Facility, as of November 30, 1996, and can no longer use the Facility to purchase additional policies. However, the Facility does provide for the drawdown of a specified percentage of the policy portfolio and the use of proceeds from maturity and reinsurance claims for debt service and certain operating expenses. The balance outstanding at December 31, 1997 was approximately $9.5 million.

     In addition, as of December 29, 1995, NCBC issued a $2,000,000 subordinated note (the "Note") bearing interest at a rate of 14% with interest payable monthly in arrears. The interest rate on the Note is consistent with a market rate at which a similar borrowing could be obtained by the Company. Therefore, the fair value of the Note approximates the carrying value at December 31, 1997. The note is due December 31, 1998, and is secured by NCBC's purchased insurance policies, subject to the security interest granted to the Facility lender. The purchaser of the Note was granted a Warrant to acquire 12% of the common stock of NCBC (68 shares) at a price of $1.47 per share. The holder of the Warrant can exercise a put of the stock to NCBC under certain conditions, which would guarantee the holder a minimum additional 4% interest on the outstanding balance. In April 1997, the Warrant Agreement was amended to reflect an increased interest rate of 14 3/4% on the Note. In exchange for agreeing to this increase in the interest rate, NCBC, or its asignees, shall have the option to repurchase the Warrant for the sum of $1.00.

     The proceeds from issuing the Note were received on January 8, 1996, and used to reduce the outstanding balance of the Facility. The interest rate on the Note is consistent with a market rate at which a similar borrowing could be obtained by the Company. Therefore, the fair value of the Note approximates the carrying value at December 31, 1997.

     NOTE 4 - NOTES RECEIVABLE

     Notes receivable consists of the following at December 31, 1997:

     Notes receivable from AMKO USA, Inc. (Note 7)      $2,199,685
     Interest receivable and other                          79,723
                                                        ----------
                                                         2,279,408
     Less reduction in value of notes
       receivable (Note 7)                              (2,129,408)
                                                        ----------
                                                        $  150,000

     NOTE 5 - TRANSACTIONS WITH AFFILIATES

     For the two-year period ended December 31, 1997, the Company had agreements with NCM Management Ltd., a real estate company affiliated with Mr. Herbert J. Jaffe, a director of the Company, to provide management services to the Company. The Company also provided compensation and benefits to Mr. Jaffe. Costs incurred under these agreements amounted to approximately $97,000 and $146,500 for 1997 and 1996, respectively.

     Effective April 1, 1995, Messrs. Pinto and Shaw entered into new agreements with the Company to act in the same capacities through March 31, 1997, with options to extend these agreements for one year if certain conditions are met. Effective April 1, 1997, Messrs. Pinto and Shaw agreed to work for the Company for a monthly fee of $7,500 at the discretion of the Board. Mr. Shaw and Mr. Pinto continue in the same capacities on a month to month basis.

     Messrs. Pinto and Shaw were each compensated $98,942 and $100,290 for 1997 and $125,000 each for 1996, pursuant to these agreements, plus $102,000 and $91,000 during 1997 and 1996, respectively, was paid to them or their assigns for other costs, certain office expenses, including rent for the offices in New York, and related services incurred for Company business.

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

     Colony Ridge Apartments: Colony Ridge Apartments is an apartment complex in Decatur, Georgia which was constructed in 1968 and consists of 23 two-story buildings containing a total of 212 apartment units.
     On January 16, 1998, the Company entered into an agreement to sell the Colony Ridge Apartments for $3,650,000. It is anticipated that the sale of this property will occur on or about April 30, 1998. The purchase price is expected to be paid by the purchaser to the Company by delivery of immediately available and collectible funds.

     Redbird Trails Apartments and North Oak Apartments: On June 13, 1994 and December 8, 1994, in accordance with previous agreements dated December 30, 1993, the Company sold limited partnership interests in Redbird Trails Associates, L.P. ("Redbird") and Signature Midwest, L.P. ("Signature"), respectively, to two unrelated entities. The Company retained a .9% interest in each partnership through two wholly-owned subsidiaries serving as the operating general partners. Such operating general partners were obligated to provide loans of up to $150,000 and $75,000 to Redbird and Signature, respectively, to fund any operating deficits, as defined, for a three year period ending December 8, 1997. No loans were made during 1997.

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

     Any remaining proceeds from a sale are to be allocated to the Company up to $6 million, less any distributions from operations or refinancings as described above. These commitments have not been reflected in the Company's financial statements since their ultimate realization cannot reasonably be determined. In addition, at such time as any tax benefits have been utilized, the Company has the right to purchase the interests of the newly admitted partners for 135% of their contributed capital (minus prior cash payments). Should the Company choose not to exercise such right to purchase the partners' interests, the newly admitted administrative general partner has the right to require the Company to sell all of the assets and liquidate the partnerships. The Company did not fund any operating deficits and has received approximately $40,000 and $-0- excess cash flows during 1997 and 1996, respectively.

     The results of the Real Estate Segment have been reported separately as discontinued operations in these consolidated statements of operations.

     Summarized below are the operations of the Company's Real Estate Segment for the years ended December 31, 1997 and 1996.

                                                For the year ended
                                                     December 31,
                                               1997              1996
                                           ----------          ----------
     Total revenues                        $1,083,537          $1,281,248
                                           ----------          ----------
     Costs and expenses:
       Operations and maintenance             598,103             656,097
       Property taxes and insurance            72,714             128,435
       Depreciation and amortization          294,708             366,421
       Net interest                           102,475             145,917
       Corporate administrative expenses       62,105             177,685
                                           ----------          ----------
     Total costs and expenses               1,130,105           1,474,555
                                           ----------          ----------
     Net loss                              $  (46,568)         $ (193,307)

     The components of the Real Estate Segment net assets from discontinued operations in the consolidated balance sheet as of December 31, 1997 are as follows:

     Rental properties, less accumulated
        depreciation of $1,457,881         $2,905,725
     Mortgage note payable                 (1,115,599)
     Accounts payable                        (109,120)
     Other, net                               114,024
                                           ----------
                                           $1,795,030

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

     The $1,311,000 note as amended May 16, 1997 bears interest at 8.5% per annum and is payable in varying installments with the balance due in April 1998, unless extended as indicated below. The $765,000 note as amended May 16, 1997 bears interest at 8.5% per annum and is payable in varying installments with the balance due in April 1998, unless extended as indicated below. The $337,650 note as amended May 16, 1997 bears interest at 8.5% per annum and is payable in varying installments with the balance due in April 1998, unless extended as indicated below.

     The Company advanced $198,000 to AMKO during February and March 1997, of which $82,500 was repaid. The balance was a Demand Note with interest at 12% per annum. This note was also guaranteed by AMKO International B.V. As of December 31, 1997, this note was paid in full.

     In accordance with the May 16, 1997 amendment, the notes could be extended until April 1999, if AMKO prepays $500,000 on or before April 1, 1998. If extended, the interest rate on all of the notes would increase to 12%.
     The Company has charged AMKO a fee of $200,000 in conjunction with the latest amendment. The fee was paid on May 16, 1997.

     The Company loaned Jensen an additional $200,035 in conjunction with the May 16, 1997 modification and an additional $36,000 in October 1997.
     These notes bear interest at 8.5% and mature simultaneously with the other notes.

     As of October, 1997, Jensen stopped making payments as required by the terms of the May 16, 1997 amendment. On November 11, 1997, Jensen filed for Chapter 7 bankruptcy. On March 26, 1998, an auction sale was held, the proceeds of which were distributed by the trustee in bankruptcy. The Company received $56,686 in April 1998 as a result of the sale and anticipates receiving approximately an additional $95,000. The remaining balance of the notes was written off.

     NOTE 8 - INCOME TAXES

     Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the asset and liability method required by FASB Statement No. 109, "Accounting for Income Taxes". The implementation of Statement 109 did not have a material impact on the Company's financial statements.

     At December 31, 1997, the Company had federal net operating carryforwards of approximately $11.4 million. The net operating losses will expire in the various years through December 31, 2012. The Company had state net operating loss carryforwards of various amounts in the states in which it operates.

     At December 31, 1997, the Company had federal alternative minimum tax credits of approximately $13,000, which may be carried forward indefinitely.

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

     A reconciliation of income tax computed at the federal statutory corporate tax rate to income tax expense on the net loss from continuing and discontinued operations is:

                                                Year ended December 31,
                                              1997                 1996
                                      ------------------    ------------------
                                        Amount   Percent     Amount    Percent
                                      ---------  -------    --------   -------
     Income tax benefit at federal
       statutory rate                 $(484,554) (34.0)%   $(1,295,513) (34.0)%
     Valuation allowance                484,554   34.0       1,295,513   34.0
                                      ---------  -----     -----------  -----
     Other                                -         -           -         -
                                      ---------  -----     -----------  -----
                                      $   -         -  %   $    -         -  %

     Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     The Company has a net deferred tax asset related to discontinued operations at December 31, 1997 and 1996 of approximately $3,403,593 and $3,609,000, respectively. This amount consists primarily of net operating losses and reserves recorded for book and not yet deducted for tax. A valuation allowance has been established to reduce this net deferred asset to zero based upon the uncertainty regarding realization of such tax benefits given the Company's history of operating losses.

     NOTE 9 - SHAREHOLDERS' EQUITY

     No warrants were exercised during 1997, and 863,094 warrants, which represented all warrants outstanding, expired at December 31, 1997. No warrants were issued during 1997.

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

     SFAS 123, "Accounting for Stock-Based Compensation", requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based warrants to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock based warrants. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.
     The Company has determined that the effect of SFAS 123 was immaterial for 1997.

     NOTE 10 - COMMITMENTS AND CONTINGENCIES

     NCBC's lease was terminated during January 1997. The landlord retained the $20,000 security deposit, and the Company paid an additional $20,000 for a release from all obligations under the lease.

     NOTE 11 - LITIGATION

     The Company was a named defendant in a product liability lawsuit related to Jensen Corporation. In August 1996 the lawsuit was settled at no cost to the Company.

     NOTE 12 - INTERIM FINANCIAL DATA (UNAUDITED)
[CAPTION]

                                    First       Second      Third    Fourth
                                   Quarter      Quarter    Quarter   Quarter
                                   -------      -------    -------   -------
     Calendar year ended
       December 31, 1997:
     Net income (loss) from
       continuing
       continuing operations     $(312,852)    $245,648  $(251,420) $(685,553)
     Net income (loss) from
       discontinued operations     (60,545)      14,532    (33,224)  (341,744)
     Net income (loss) per
       share from
       continuing operations:
         Basic and diluted            (.19)         .15       (.15)      (.41)
     Net income (loss) per
       share from
       discontinued operations:
         Basic and diluted            (.04)         .01       (.02)      (.20)
     Net income (loss) per share:
        Basic and diluted             (.22)         .16       (.17)      (.61)
     Denominator for basic and
        diluted income (loss)
        per share -
        weighted average shares  1,673,190    1,673,190  1,673,190   1,673,190

     Calendar year ended
       December 31, 1996:

     Net loss from continuing
       operations                 (163,597)     (91,454)   (77,426)   (199,199)
     Net loss from discontinued
       operations                 (214,235)    (208,405)(1,002,613) (1,853,402)
     Net loss per share from
       continuing operations:
       Basic and diluted              (.10)        (.06)      (.05)      (.12)
     Net loss per share from
       discontinued operations:
       Basic and diluted              (.13)        (.12)      (.60)      (1.11)
     Net loss per share:
       Basic and diluted              (.23)        (.18)      (.65)      (1.23)
     Denominator for basic and
       diluted income (loss)
       per share - weighted
       average shares            1,673,190    1,673,190   1,673,190   1,673,190

     NOTE 13 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted loss per share:
[CAPTION]

                                                      Years Ended
                                                ---------------------------
                                                December 31,   December 31,
                                                   1997           1996
                                                ------------   ------------
     Numerator:

       Net loss from continuing
          operations                             (1,004,177)     (531,676)

       Net loss from discontinued
          operations                               (420,981)   (3,278,655)

       Net loss from continuing operations -
         numerator for basic and diluted loss
         per share                                     (.60)         (.32)

       Net loss from discontinued operations -
         numerator for basic and diluted loss
         per share                                     (.25)         (1.96)

     Denominator:

       Denominator for basic and diluted loss
         per share - weighted average shares       1,673,190      1,673,190
       Loss per share:
         Basic and diluted                              (.85)         (2.28)


In accordance with FASB No. 128, as a result of losses from continuing operations, the inclusion of employee stock options were antidilutive and, therefore, were not utilized in the computation of diluted earnings per share.

     Item 8 - Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     Incorporated by reference from Form 8-K filed by the Company on February 27, 1998.
                                   PART III

     Item 9 - Directors, Executive Officers, Promoters, and Control Persons; Compliance With Section 16(a) of the Exchange Act

     At April 6, 1998, there were four directors on the Company's Board of Directors, two of which are also executive officers of the Company. The principal occupations and affiliations during the last five years of the directors and executive officers are described in the following table. Each director's term of office expires at the next meeting of shareholders following his election and upon the election and qualification of his successor. The executive officers serve at the pleasure of the Board of Directors.

     James Pinto              Chariman since 1989       NCMC
     Chairman of the Board    Director                  Biscayne Holdings,
                                                        Inc.
     Age 47                                             (apparel
     Director since 1988                                manufacturer)

                              Director                  Anderson Group, Inc.
                                                        (electronics
                                                         company)

                              Director                  Empire of Carolina,
                                                        Inc. (toys)

     John C. Shaw             Chief Executive Officer   NCMC
     Director and             since 1994
     Chief Executive          Chief Financial Officer   NCMC
     Officer                  since 1997
     Age 44                   Managing Director since   Resource Holdings,
     Director since 1988      1983                      Ltd.
                                                        (investment  firm)

                              1989 to 1992 Co-Chairman  NCMC

                              Trustee                   Wedgestone Financial
                                                        (diversified lender
                                                         and truck parts
                                                         manufacturer)

     Herbert J. Jaffe         President 1988-1996        NCMC
     Director
     Age 63                   1983-95 Chairman           NCM Management Ltd.
     Director since 1987                                 (real estate
                                                         management company
                                                         of NCMC)

     David Faulkner           1989-1996 Vice Chairman/   Memorex Telex Inc.
     Director                 CFO                        (computer industry)
     Age 57
     Director since July 1994

     Jeffrey Goldstein        Chief Financial Officer     NCMC
     Age 52                   September 1996-June 1997

                               Chief Executive Officer     NCBC
                              June 1995-June 1997

                              Trustee since October 1992  Wedgestone
                              President 1992-1997         Financial
                                                          (diversified lender
                                                          and
                                                          truck parts
                                                          manufacturer)
     Item 10 - Executive Compensation

     The following table sets forth information in respect to the compensation of the Chief Executive Officer and each of the other two most highly compensated executive officers of NCMC, whose compensation exceeded $70,000, for services in all capacities to the Corporation and its subsidiaries in 1997, 1996 and 1995.

                                            Annual Compensation
                                    ----------------------------------------
                                                                 Other Annual
                                    Year      Salary     Bonus  Compensation
                                    ----     -------     -----  ------------
     John C. Shaw                   1997     100,290        -        -
     Chief Executive Officer        1996     125,000        -        -
     Chief Financial Officer        1995     142,500        -        -

     James J. Pinto                 1997      98,942        -        -
     Chairman                       1996     125,000        -        -
                                    1995     142,500        -        -

     Jeffrey S. Goldstein (1)       1997       -            -        -
     Chief Executive Officer        1996      80,000        -        -
     NCBC                           1995      70,000        -        -

     Herbert J. Jaffe (2)           1997      35,100        -        -
     President and                  1996      86,664        -        -
     Chief Operating Officer        1995     100,000        -        -

     Ken M. Klein (3)               1995     150,000        -        -
     President
     NCBC

     (1) Mr. Goldstein was hired as Chief Executive Officer of NCBC in June 1995 and as Chief Financial Officer of NCMC in September 1996. Mr. Goldstein resigned in June 1997 from NCMC and NCBC to pursue other interests.
     (2) Mr. Jaffe resigned as president in October 1996.
     (3) Mr. Klein left the Company in November 1996 to pursue other interests.

     No stock options were granted to the individuals named in the summary compensation table during 1997 and none of those individuals exercised a stock option during 1997. All warrants expired on December 31, 1997.

     Effective April 1, 1995, Messrs. Pinto and Shaw entered into new agreements with the Company to act in the same capacities through March 31, 1997, with options to extend these agreements for one year if certain conditions are met. Effective April 1, 1997, Messrs. Pinto and Shaw agreed to work for the Company for a monthly fee of $7,500 at the discretion of the Board. Mr. Shaw and Mr. Pinto continue in the same capacities on a month to month basis.

     Messrs. Pinto and Shaw were each compensated $98,942 and $100,290 for 1997 and $125,000 each for 1996, pursuant to these agreements, plus $102,000 and $91,000 during 1997 and 1996, respectively, was paid to them or their assigns for other costs, certain office expenses, including rent for the offices in New York, and related services incurred for Company business.

     The bylaws of the Company provide for indemnification by it of its officers and directors to the fullest extent permitted by law. In order to mitigate the cost of indemnification the Company has a policy for directors and officers insurance.

     During 1997, members of the Board of Directors, who are not either employees, officers or consultants of the Company, received quarterly compensation of $2,000 and $250 for each meeting attended. Directors are entitled to be reimbursed for reasonable out of pocket expenses incurred with respect to meetings of the Board.

     Item 11 - Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of NCMC common stock as of April 6, 1998, by: (i) each person known by the Company to own beneficially more than 5% of the shares of NCMC common stock (ii) each person who is a director or executive officer of the Company; and (iii) all directors and executive officers of the Company as a group.

                                             Beneficial Owner of
                                             NCMC Common Stock
                                         ---------------------------
                                         Number of        Percent of
                                          Shares            Class
                                         --------         ----------
     Name and address of NCMC
       Beneficial Owner (1)
     -----------------------
     RHEC, L.P.                           388,681              23.2%
      10 East 53rd Street
      New York, NY 10022

     Herbert J. Jaffe                      11,512 (2)            *

     James J. Pinto                       309,748               18.5%

     John C. Shaw                         483,570               28.9%

     David Faulkner                         -                     *

     Jeffrey S. Goldstein                   -                     *

     All executive officers and
      directors as a group
      (5 persons)                         804,830(3)            48.1%

     --------------
     * less than 1%

     NOTES TO TABLE OF BENEFICIAL OWNERS AND MANAGEMENT


     1. Unless otherwise indicated, each shareholder listed has the sole power to vote and direct the disposition of the shares of the Company beneficially owned by such shareholder.

     2. Includes 11,379 shares owned by NCM Holdings, a general partnership of which Mr. Jaffe is a general partner, and 133 shares owned directly by Mr. Jaffe.

     3. Includes 400,060 shares of NCMC common stock owned by NCM Holdings and RHEC, L.P.

     Item 12 - Certain Relationships and Related Transactions

     The Company and NCM Management Ltd. ("NCM") have agreed that NCM will provide real estate management services through December 1997 and provide personnel, equipment and facilities for the day to day management and operations of the Company including supervision of its remaining real estate properties. As compensation for its services, NCM received a monthly management fee of 4% of revenues from Colony Ridge Apartments, and 6% of revenues from Redbird Trails Apartments and North Oak Apartments from January 1, 1996 until August 31, 1996 and 4% for all properties thereafter. Mr. Jaffe, a director of the Company, is NCM's Chairman of the Board. He also owns approximately 33% of the outstanding capital stock of NCM and may be deemed to have a material interest in all payments to NCM. During 1997, NCM received an aggregate of approximately $97,000 for management services rendered to the Company, included in which amount was Mr. Jaffe's compensation.

     The Company maintains an office in New York for use by its executive officers and consultants at the premises of Resource Holdings, Ltd. ("Resource"). The Company is not a party to a lease, but there is an understanding that NCMC will pay rent for the offices in New York until the end of 1998. In addition, in accordance with its agreement with Resource, the Company has deposited with Resource's landlord the amount of $37,746 which will be returned, plus interest, to the Company on termination of Resource's lease. The Company reimbursed approximately $100,000 to Resource for providing such office space and related services in 1997. Mr. Shaw, a director of the Company, is a managing director and significant shareholder of Resource, and therefore may be deemed to have an interest in any payments to Resource.

     Stock Transaction Reports by Officers, Directors and 10% Stockholders

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Other than one late filing by Mr. Shaw, to the Company's knowledge, based solely on copies of reports furnished to the Company and information furnished by the reporting persons, each officer, director and 10% stockholder of the Company was in compliance with all reporting requirements under Section 16(a) for the year ended December 31, 1997.

                                        PART IV

     Item 13 - Exhibits and Reports on Form 8-K

     The following documents are filed as part of this report:

     (a)   Exhibits:
       3.1 Articles of Incorporation and By-Laws of National Capital Management Corporation (the "Company" or "NCMC")
              (incorporated by reference from Schedule 4 to the Prospectus included in the Registration Statement on Form S-4 of the Company (No. 33 19149) filed on December 18, 1987 (the "Registration Statement")).
       3.2 Certificate of Amendment of Certificate of Incorporation of National Capital Management Corporation implementing one for three reverse stock split dated June 29, 1995.
       3.3 Resolution of Board of Directors amending NCMC By-Laws dated April 12,1995 (incorporated by reference from Exhibit
              3(ii).1 of the Annual Report on Form 10-K of the Company filed on April 17, 1995).
       4.1 Form of Warrant for 2,400,000 shares of NCMC common stock (incorporated by reference from Exhibit 4.1 of the Annual
              Report on Form 10-K of the Company filed on March 29, 1988).
       4.2 Form of Warrant for 214,285 shares of NCMC common stock (incorporated by reference from Exhibit 4.2 of the Annual
              Report on Form 10-K of the Company filed on March 29, 1988).
      10.1 Registration Agreement dated February 25, 1988 between NCMC and certain other persons (incorporated by reference from Exhibit 10.3 of the Annual Report on Form 10-K of the
              Company filed on March 29, 1988).
      10.2    Employment Agreement dated September 1, 1990 between James
              J. Pinto and NCMC (incorporated by reference from Exhibit
              10.4 of the Annual Report on Form 10-K of the Company filed on April 1, 1991).
      10.3    Amended and Restated Employment Agreement dated as of June
              15, 1994 between James J. Pinto and NCMC (incorporated by reference from Exhibit 10.3 of the Annual Report on Form 10-K of the Company filed on April 17, 1995).
      10.4 Agreement dated as of April 1, 1995 between James J. Pinto and NCMC (incorporated by reference from Exhibit 10.4 of the Annual Rep ort on Form 10-K of the Company filed on April 17,
              1995).
      10.5    Consulting Agreement dated January 1, 1992 between John C.
              Shaw and NCMC (incorporated by reference from Exhibit 10.5 of the Annual Report on Form 10-K of the Company filed on April 15, 1992).
      10.6    Amended and Restated Employment Agreement dated as of June
              15, 1994 between John C. Shaw and NCMC (incorporated by reference from Exhibit 10.6 of the Annual Report on Form 10-K of the Company filed on April 17, 1995).
      10.7 Agreement dated as of April 1, 1995 between John C. Shaw and NCMC (incorporated by reference from Exhibit 10.7 of the Annual Report on Form 10-K of the Company filed on April 17,
              1995).

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

     (b)   Reports on Form 8-K.

     The Company filed a Form 8-K dated July 3, 1997 relating to the resignation of Jeffrey S. Goldstein, the Company's former Chief Financial Officer.

     The Company filed a Form 8-K dated February 27, 1998 with the commission stating the Company's change in certifying accountant retained to handle the audit for the year ended December 31, 1997.

                                     SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       NATIONAL CAPITAL MANAGEMENT CORPORATION



                   By:                             /s/ JOHN C. SHAW
                        John C. Shaw
                        Chief Executive Officer,
                        Principal Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


                   By:                           /s/ HERBERT J. JAFFE
                       Herbert J. Jaffe, Director
                       April 6, 1998


                   By:                             /s/ JAMES PINTO
                       James Pinto, Director
                       April 6, 1998


                   By:                              /s/ JOHN C. SHAW
                       John C. Shaw, Director
                       April 6, 1998


                   By:                             /s/ DAVID FAULKNER
                       David Faulkner, Director
                       April 6, 1998