Form 10QSB
period 1998-03-31
NATIONAL CAPITAL MANAGEMENT CORP
filed 1998-05-15
CIK 826495

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC 20549

                                FORM 10-QSB


                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

     For the Quarter Ended: March 31, 1998

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

     -----------------------------------------------------------------------

     Check whether the issuer (1) has filed all reports required to be filed by
     Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes      X               No
                      -------------            ------------

     Number of common shares outstanding as of March 31, 1998:

         Common stock, $0.01 par value, 1,673,190 shares

                  NATIONAL CAPITAL MANAGEMENT CORPORATION
                     FORM 10-QSB QUARTERLY REPORT
                            MARCH 31, 1998



                           TABLE OF CONTENTS
                                                               PAGE
                                                               ----
                       PART I.  FINANCIAL INFORMATION

     Consolidated Balance Sheets as of March 31, 1998
       (unaudited) and December 31, 1997                          3
     Consolidated Statements of Operations for the three
       months ended March 31, 1998 and 1997 (unaudited)           4
     Consolidated Statements of Cash Flows for the three
       months ended March 31, 1998 and 1997 (unaudited)           5
     Notes to Consolidated Financial Statements(unaudited)      6-9

     ITEM II. Management's Discussion and Analysis of
                Financial Condition and
                Results of Operations                         10-12

                      PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                  13
     Item 2.  Changes in Securities                              13
     Item 3.  Defaults Upon Senior Securities                    13
     Item 4.  Submission of Matters to a Vote of
                Security Holders                                 13
     Item 5.  Other Information                                  13
     Item 6.  Exhibits and Reports on Form 8-K                   13
              Signatures                                         14

                 NATIONAL CAPITAL MANAGEMENT CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                  MARCH 31, 1998 AND DECEMBER 31, 1997

                                                   March 31,    December 31,
                                                     1998           1997
                                                   ----------   ------------
         ASSETS                                    (Unaudited)     (Audited)
         ------
   Cash and cash equivalents                       $    31,901   $    56,035
   Notes receivable                                    150,000       150,000
   Property and equipment, less accumulated
     depreciation of $74,148 and $71,958 at
     March 31, 1998 and December 31, 1997,
     respectively                                       30,683        32,873
   Net assets of discontinued operations -
     Real Estate Segment                             1,782,988     1,795,030
     Viatical Settlements Segment                       35,519        25,528
   Other assets                                         36,225        36,225
                                                   -----------   -----------
   Total assets                                    $ 2,067,316   $ 2,095,691
                                                   ===========   ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

   Accounts payable and accrued expenses           $   188,511    $  103,299

   Shareholders' equity:
     Preferred stock, $0.01 par value,
       3,000,000 shares authorized, no shares
       issued and outstanding
     Common stock, $0.01 par value, 6,666,666
       shares authorized, 1,813,056 shares
       issued, 1,673,190 outstanding                    16,732         16,732
     Additional paid-in capital                     23,125,123     23,125,123
     Accumulated deficit                           (21,088,833)   (20,975,246)
     Treasury stock, 139,866 shares at
       March 31, 1998 and December 31, 1997           (174,217)      (174,217)
                                                   -----------   ------------

   Total shareholders' equity                        1,878,805      1,992,392
                                                    -----------   -----------
   Total liabilities and shareholders' equity       $ 2,067,316   $ 2,095,691
                                                    ===========   ===========

See Accompanying Notes to Financial Statements.

                                    -3-

                   NATIONAL CAPITAL MANAGEMENT CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                                    For the Three Months
                                                            Ended
                                                         March 31,
                                                       1998       1997
                                                    ---------   ----------
                                                   (Unaudited)  (Unaudited)
   Income (expense):
     Other income                                  $   10,893    $   63,850
     Corporate administrative expense                (137,439)     (376,702)

   Net loss from continuing operations
     before tax                                       (126,546)    (312,852)

    Provision for income taxes                          -             -
                                                   -----------   ----------
   Net loss from continuing operations
     after tax                                        (126,546)    (312,852)
                                                   -----------   ----------
   Discontinued operations:
     Net operating income (loss):
       Viatical settlements (Note 2)                    -           (37,996)
       Real estate segment (Note 3)                    12,959       (22,549)
                                                   ----------     ---------

  Net income (loss) from discontinued operations       12,959       (60,545)
                                                   ----------     ---------

  Net loss                                         $ (113,587)    $ (373,397)
                                                   ==========     ==========
  Net loss from continuing operations
    per share                                           $(.08)         $(.19)
  Net income (loss) from discontinued operations
    per share                                             .01           (.03)
                                                         ----          -----

  Net loss per share                                    $(.07)         $(.22)
                                                         ====          ======

  Average number of shares outstanding              1,673,190       1,673,190
                                                    =========       =========

See Accompanying Notes to Financial Statements.

                                      -4-

                    NATIONAL CAPITAL MANAGEMENT CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                                      For the Three Months
                                                              Ended
                                                             March 31,
                                                      ----------  ---------
                                                         1998        1997
                                                      ----------  ----------
                                                     (Unaudited)  (Unaudited)
   Cash flows from operating activities:
     Net loss                                        $(113,587)    $(373,397)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Depreciation                                    2,190         2,191
         Reserves and allowances on notes receivable      -          200,000
         Changes in operating assets and liabilities:
           Increase (decrease) in accounts payable
             and accrued liabilities                    85,212       (65,500)
                                                       -------     ---------

   Net cash used in operating activities               (26,185)     (236,706)
                                                       -------     ---------

   Change in net assets of discontinued operations       2,051       (76,446)
                                                       -------      --------

   Cash flows from investing activities:
     Collections on notes receivable                      -          132,500
     Issuance of note receivable                          -         (198,035)
                                                       -------     ---------

   Net cash used in investing activities                  -          (65,535)
                                                       -------     ---------

   Decrease in cash and cash equivalents               (24,134)     (378,687)

   Cash and cash equivalents at
     beginning of period                                56,035       651,345
                                                       -------     ---------

   Cash and cash equivalents at end of period          $31,901     $ 272,658
                                                       =======     =========

See Accompanying Notes to Financial Statements.

                                        -5-

                   NATIONAL CAPITAL MANAGEMENT CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1998 AND 1997
                               (Unaudited)

   NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

   The financial information for the three month periods ended March 31, 1998 and 1997 presented in this Form 10-QSB has been prepared from the accounting records without audit. The information furnished reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of interim periods. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for a full year. The consolidated balance sheet as of December 31, 1997 has been derived from audited financial statements.
   This report should be read in conjunction with the consolidated financial statements included in the Company's December 31, 1997 Annual Report to shareholders on Form 10-KSB as filed with the Securities and Exchange Commission.

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

  Earnings per share
  ------------------

  Effective December 15, 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Under the new requirements for calculating earnings per share, the dilutive effect of stock options will be excluded from basis earnings per share but included in the computation of diluted earnings per share. All earnings per share amounts have been restated so as to comply with Statement No. 128.

  NOTE 2 - DISCONTINUED OPERATIONS - VIATICAL SETTLEMENTS

  The results of the Viatical Settlements Segment have been reported separately as discontinued operations in these consolidated statements of operations.

  In December 1996, the Company decided to discontinue the operations of the Viatical Settlements business. The Company reduced its staff and expects that the remaining personnel will administer the orderly liquidation of its existing portfolio. It is expected that this process will take several years. The Company established a $1,500,000 valuation reserve during 1996, and as adjusted during the quarter ended March 31, 1998, against accrued policy revenues and purchased policy costs which represents the estimated expected loss on holding the remaining policies to maturity in order to reflect management's estimate of the fair market value of the net assets. During the fourth quarter ended December 31, 1997, the Company increased its original reserve by $350,000. The amount of the reserve was determined based on projections of expected cash inflows from maturities and reinsurance claims, and cash outflows for debt service and operating costs during the portfolio administration process, which is expected to take several more years.

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

  Summarized below are the operations of the Company's Viatical Settlements for the three months ended March 31, 1998 and 1997.

                                               For the three months
                                                  ended March 31,
                                               1998         1997
                                             ----------    ----------
                                             (Unaudited)   (Unaudited)
  Revenue accrued and received                $1,033,738   $1,461,721
  Cost of insurance policies                   (756,843)   (1,208,725)
  Valuation reserve income                       92,205       110,321
                                              ---------    ----------

  Earned discount                               369,100       363,317
  Interest expense                             (308,374)     (337,692)
                                              ---------    ----------

  Earned discount after interest expense         60,726        25,625
  General and administrative expenses           (60,453)      (63,348)
  Depreciation and amortization                    (273)         (273)
                                              ---------    ----------

Net loss                                      $    -       $  (37,996)
                                              ==========   ==========

  The components of the Viatical Settlements Segment net assets from discontinued operations in the consolidated balance sheet as of March 31, 1998 and December 31, 1997 are as follows:

                                                March 31,   December 31,
                                                  1998         1997
                                               ----------    -----------
                                               (Unaudited)     (Audited)
  Purchased policy costs, less amortized
    policy costs of $18,807,923 and
    $18,051,081, respectively                  $ 3,443,359    $ 4,200,382
  Valuation reserve                               (955,972)    (1,048,177)
  Accrued policy revenues, less matured
    revenues valuation of $7,957,801 and
    $7,820,301, respectively                    14,404,949     13,715,134
  Revolving credit facility                     (9,077,225)    (9,511,468)
  Subordinated note payable                     (2,000,000)    (2,000,000)
  Reinsurance liability                         (5,381,808)    (4,927,799)
  Other, net                                      (397,784)      (402,544)
                                               -----------    -----------

                                               $    35,519    $    25,528
                                               ===========    ===========

                                       -7-

  NOTE 3 - DISCONTINUED OPERATIONS - REAL ESTATE SEGMENT

  On November 27, 1995, the Company elected to discontinue operations of the Real Estate Segment to concentrate its efforts on its viatical settlements business. The following is a description of the Company's recent disposal activity:

  Colony Ridge Apartments, the Company's only remaining real estate property since its disposal activities began in 1995, is an apartment complex in Decatur, Georgia which was constructed in 1968 and consists of 23 two-story buildings containing a total of 212 apartment units. On May 6, 1998, the Company sold the Colony Ridge Apartments for $3,650,000. The Company received net proceeds of approximately $2,500,000. The difference between the sales price and the net proceeds received is due to the repayment of the mortgage, state taxes, and miscellaneous expenses.

  The results of the Real Estate Segment have been reported separately as discontinued operations in these consolidated statements of operations.

  Summarized below are the operations of the Company's Real Estate Segment for the three months ended March 31, 1998 and 1997:

                                                  For the three months
                                                    ended March 31,
                                                    1998          1997
                                                -----------    -----------
                                                (Unaudited)    (Unaudited)
   Total revenues                                 $279,588      $261,407
   Costs and expenses:
     Operations and maintenance                    147,432       149,590
     Property taxes and insurance                   20,042        19,716
     Depreciation and amortization                  75,000        73,500
     Net interest                                   24,155        26,905
     Corporate administrative expenses                -           14,245
                                                  --------      --------

   Total costs and expenses                        266,629       283,956
                                                  --------      --------

   Net income (loss)                              $ 12,959      $(22,549)
                                                  ========      ========

   The components of the Real Estate Segment net assets from discontinued operations in the consolidated balance sheet as of March 31, 1998 and December 31, 1997 are as follows:

                                                   March 31,  December 31,
                                                     1998         1997
                                                  ----------- ------------
                                                  (Unaudited)   (Audited)
  Rental properties, less accumulated
    depreciation of $1,532,881 and
    $1,457,881, respectively                      $2,868,286    $2,905,725
  Mortgage note payable                           (1,082,790)   (1,115,599)
  Accounts payable                                   (38,362)     (109,120)
  Other, net                                          35,854       114,024
                                                  ----------    ----------

                                                  $1,782,988    $1,795,030
                                                  ==========    ==========

  NOTE 4  -  DISCONTINUED OPERATIONS:

  The Industrial Products Segment was discontinued during 1995. It consisted of the Company's wholly-owned subsidiary, Jensen Corporation ("Jensen"), which manufactured and distributed machinery used primarily by commercial laundries, large institutions and hotels as well as commercial compactor products for waste disposal. On November 10, 1995, the Company sold 100% of the common stock of Jensen, located in Fort Lauderdale, Florida to AMKO USA, Inc. ("AMKO"), an affiliate of AMKO International B.V. which is based in The Netherlands, for $1,726,000. The sale proceeds included cash of $415,000 and a promissory note receivable in the amount of $1,311,000 which was secured by Jensen's stock, accounts receivable and inventory. The $1,311,000 note was guaranteed in its entirety by AMKO International B.V., and the sole shareholder of AMKO International B.V. guaranteed, as amended May 16, 1997, $500,000 of payments, of all notes (see below).

  AMKO also agreed to cause Jensen to pay to the Company a $765,000 obligation in the form of a note, which was loaned to Jensen, $500,000 of which was prior to the sale and $265,000 which was simultaneous with the sale, and an intercompany balance payable by Jensen to the Company of $337,650, which was secured by the assets of Jensen. These notes were guaranteed by AMKO International B.V.

  The $1,311,000 note, as amended May 16, 1997, bore interest at 8.5% per annum and was payable in varying installments with the balance due in April 1998 unless extended as indicated below. The $765,000 note, as amended May 16, 1997, bore interest at 8.5% per annum and was payable in varying installments with the balance due in April 1998 unless extended as indicated below. The $337,650 note, as amended May 16, 1997, bore interest at 8.5% per annum and was payable in varying installments with the balance due in April 1998 unless extended as indicated below.

  The Company advanced $198,000 to AMKO during February and March 1997, of which $82,500 was repaid. The balance was a Demand Note which bore interest at 12% per annum. This note is also guaranteed by AMKO International. As of December 31, 1997, this note was paid in full.

  In accordance with the May 16, 1997 amendment, the notes could be extended until April 1999, if AMKO prepaid $500,000 on or before April 1, 1998. If extended, the interest rate on all of the notes would increase to 12%.
  The Company charged AMKO a fee of $200,000 in conjunction with the amendment. The fee was paid on May 16, 1997.

  The Company loaned Jensen an additional $200,000 in conjunction with the May 16, 1997 modification and an additional $36,000 in October 1997.
  These notes bore interest at 8.5% and mature simultaneously with the other notes.

  As of October 1997, Jensen stopped making payments as required by the terms of the May 16, 1997 amendment. On November 11, 1997, Jensen filed for Chapter 7 bankruptcy. On March 26, 1998, an auction sale was held, the proceeds of which were distributed by the trustee in bankruptcy. The Company received $56,686 in April 1998 as a result of the sale and anticipates receiving approximately an additional $95,000. The remaining balance of the notes were written off as of December 31, 1997. Amko International filed for and was discharged from the bankruptcy in the Netherlands between January and April 1998. The Company has pursued a remedy in judicial proceedings in the Netherlands with a procedural result that allows the Company to pursue Amko International in the United States courts. The Company has not yet elected to pursue a remedy in the United States courts. The Company is pursuing in the Netherlands collection efforts against the sole stockholder of AMKO for his personal guarantee. The Company cannot predict the outcome of this effort.

                   NATIONAL CAPITAL MANAGEMENT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

   Overview
   --------

   The following is a discussion and analysis of the consolidated financial condition of the Company as of March 31, 1998 and of the results of operations for the Company for the three months ended March 31, 1998 and 1997, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following is supplemental to and should be read in conjunction with the Company's December 31, 1997 Annual Report to shareholders on Form 10-KSB as filed with the Securities and Exchange Commission, and the financial information and accompanying notes beginning on page 3 of this report.

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

   While the Company is managing the administration of the collection of the portfolio of life insurance policies and the orderly liquidation of its remaining real estate, management intends to seek other acquisitions.

   Accounting for long-lived assets
   --------------------------------

   For the three months ending March 31, 1998 and calendar year December 31, 1997, the Company has applied SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and determined that certain adjustments for impairment were required. In addition to the write-down of several assets of the Company, a $1.5 million valuation reserve was established against accrued policy revenues and purchased policy costs in order to reflect management's estimate of the fair market value of the net assets. During the fourth quarter ended December 31, 1997, the Company increased its original reserve by $350,000 (Note 2).

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

   Financial condition and liquidity
   ---------------------------------

   The Company's cash decreased from $56,035 as of December 31, 1997 to $31,901 at March 31, 1998, principally as a result of financing operating activities.

   Other than in its Viatical Settlement subsidiary, the Company does not have any existing general credit facilities to fund its ongoing working capital requirements. These lending facilities were amended in 1997 in light of management's decision to discontinue the Viatical Settlement Business and liquidate the portfolio.

   Results of operations
   ---------------------

   As a result of the Company's decision to discontinue its Viatical Settlements business in December 1996, the Company ceased purchasing insurance policies from individuals. The Company may, however, seek the purchase of a portfolio of life insurance policies to the extent each of the policies in such a bulk purchase is within the guidelines set forth in the reinsurance agreements with NCBC. As previously announced, NCBC has restructured its organization and reduced its office staff to one person. Management anticipates that this remaining person, as well as NCMC management, will manage NCBC's existing portfolio of approximately $19 million of insurance policies. Management estimates that the administration of these policies will take several more years.

   During the three months ended March 31, 1998, approximately $137,500 of life insurance policies matured as compared to $740,000 for the same period last year.

   The recognition of earned discount and the ultimate profitability associated with purchased insurance policies is directly related to NCBC's assumptions regarding the remaining life expectancy of terminally ill individuals. Such estimates were made when the insurance policy was purchased based upon facts and circumstances then known. While NCBC believes that its estimate of life expectancy, and the related recognition of earned discount will closely approximate actual experience, given the inherent scientific uncertainty of such estimates, including the potential impact of recently announced medical treatments that might extend life expectancies, there can be no assurance that these policies will mature in accordance with management's estimates. Therefore, the Company established a $1,500,000 valuation reserve against accrued policy revenues and purchase policy costs during 1996, and as adjusted during the three months ended March 31, 1998. During the fourth quarter ended December 31, 1997, the Company increased its original reserve by $350,000. The amount of the reserve was determined based on projections of expected cash inflows from maturity and reinsurance claims, and cash outflows for debt service and operating costs during the portfolio administration process which is expected to take several years (Note 2).

   On May 6, 1998, the Company sold the Colony Ridge Apartments for $3,650,000. The Company received net proceeds of approximately $2,500,000. The difference between the sales price and the net proceeds received is due to the repayment of the mortgage, state taxes, and miscellaneous expenses.

   In December 1997, the Company wrote off all except $150,000 of notes receivable as a result of Jensen's bankruptcy (Note 4). The Company received $56,686 in April 1998 and expects to receive approximately an additional $95,000. Management believes this amount will be collected within a reasonable period of time.

                                       -12

                            PART II - OTHER INFORMATION

           ITEM 1.  LEGAL PROCEEDINGS
                    Not applicable

           ITEM 2.  CHANGES IN SECURITIES
                    Not applicable

           ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                    Not applicable

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Not applicable

           ITEM 5.  OTHER INFORMATION

           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
                    Not applicable

                                      SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NATIONAL CAPITAL
                                       MANAGEMENT CORPORATION




   Dated: May 12, 1998                 By:                //s// John C. Shaw
          ------------                    -----------------------------------
                                          John C. Shaw
                                          Chief Executive Officer