Form 10QSB
period 1998-06-30
NATIONAL CAPITAL MANAGEMENT CORP
filed 1998-08-17
CIK 826495

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, DC 20549

                              FORM 10-QSB

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934

     For the Quarter Ended June 30, 1998

     Commission file number 0-16819

               National Capital Management Corporation
      (Exact name of registrant as specified in its charter)

           Delaware                                  94-3054267
     (State or other jurisdiction of    (I.R.S.Employer Identification Number)
     incorporation or organization)

     520 Madison Avenue    New York          NY         10022
     (Address of principal executive offices)         (Zip Code)
     Registrant's telephone number, including area code   (212) 980-3883
     Former name, former address and former fiscal year, if changed from last report

    _______________________________________________________________________

     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes      X           No ___________

     Number of common shares outstanding as of June 30, 1998:

           Common stock, $0.01 par value, 1,673,190 shares

                NATIONAL CAPITAL MANAGEMENT CORPORATION
                     FORM 10-QSB QUARTERLY REPORT
                             JUNE 30, 1998



                           TABLE OF CONTENTS



                                                                     PAGE

                    PART I.  FINANCIAL INFORMATION

     Consolidated Balance Sheets as of June 30, 1998
      (unaudited) and December 31, 1997                                 3
     Consolidated Statements of Operations for the three
       and six months ended June 30, 1998 and 1997 (unaudited)          4
     Consolidated Statements of Cash Flows for the six
       months ended June 30, 1998 and 1997 (unaudited)                  5
     Notes to Consolidated Financial Statements                      6-10

     ITEM II. Management's Discussion and Analysis of
                Financial Condition and
                Results of Operations                               11-13

                    PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                        14
     Item 2.  Changes in Securities                                    14
     Item 3.  Defaults Upon Senior Securities                          14
     Item 4.  Submission of Matters to a Vote of
             Security Holders                                          14
     Item 5.  Other Information                                        14
     Item 6.  Exhibits and Reports on Form 8-K                         14
              Signatures                                               15

                      NATIONAL CAPITAL MANAGEMENT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                                                   June 30,     December 31
                                                      1998          1997
                                                  -----------   -----------
                                                  (Unaudited)     (Audited)
         ASSETS
         -------
     Cash and cash equivalents                     $ 1,995,355  $    56,035
     Notes receivable                                   93,215      150,000
     Property and equipment, less accumulated
      depreciation of $76,338 and $71,958
      at June 30, 1998 and December 31, 1997,
      respectively                                      28,493       32,873
     Net assets of discontinued operations -
      Real Estate Segment                                6,970    1,795,030
      Viatical Settlements Segment                     215,785       25,528
     Other assets                                       39,961       36,225
                                                   -----------   ----------

     Total assets                                  $ 2,379,779  $ 2,095,691
                                                   ===========  ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

     Accounts payable and accrued expenses         $   147,533  $   103,299

     Shareholders' equity:
      Preferred stock, $0.01 par value,
        3,000,000 shares authorized, no shares
        issued and outstanding                           -            -
      Common stock, $0.01 par value, 6,666,666
        shares authorized, 1,813,056 shares
        issued, 1,673,190 outstanding                   16,732       16,732
      Additional paid-in capital                    23,125,123   23,125,123
      Accumulated deficit                          (20,735,392) (20,975,246)
      Treasury stock, 139,866 shares at
        June 30, 1998 and December 31, 1997           (174,217)    (174,217)
                                                   -----------   ----------

     Total shareholders' equity                      2,232,246    1,992,392
                                                   -----------  -----------

     Total liabilities and shareholders' equity    $ 2,379,779  $ 2,095,691
                                                   ===========  ===========

     See Accompanying Notes to Financial Statements.
                                        -3-

                      NATIONAL CAPITAL MANAGEMENT CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
[CAPTION]
                                  Three months ended     Six Months Ended
                                       June 30,              June 30,
                                   1998       1997        1998        1997
                               ----------  ----------  ----------  ----------
                               (Unaudited) (Unaudited) (Unaudited) (Unaudited)
     [S]                        [C]         [C]         [C]         [C]
     Income (expense):
      Other income               $ 66,833   $ 424,732   $ 77,726    $ 488,582
      Corporate administrative
        expense                  (299,633)   (179,084)  (437,072)    (555,786)
                                 --------   ---------   --------     --------
     Net income (loss) from
       continuing operations
      before tax                 (232,800)    245,648   (359,346)     (67,204)

     Provision for income taxes      -           -          -            -
                                 --------    --------   --------     --------
     Net income (loss) from
      continuing operations
      after tax                  (232,800)    245,648   (359,346)     (67,204)
                                 --------    --------   --------     --------
     Discontinued operations:
      Net operating income
       (loss):
         Viatical settlements
           (Note 2)               (25,201)     10,752    (25,201)     (27,244)
             Real estate segment
            (Note 3)              (43,932)      3,780    (30,973)     (18,769)
         Gain on disposal of
           real estate segment,
           Net of taxes of
           approximately
           $43,000 (Note 3)       655,374        -       655,374          -
                                 --------    --------   --------    ---------
     Net income (loss) from
      discontinued operations     586,241      14,532    599,200      (46,013)
                                 --------   ---------   --------    ---------
     Net income (loss)           $353,441   $ 260,180   $239,854    $(113,217)
                                 ========   =========   ========    =========
     Net income (loss) from
      continuing operations
      per share                    $(.14)        $.15      $(.21)       $(.04)

     Net income (loss) from
      discontinued operations
      per share                      .35          .01        .35         (.03)
                                    ----         ----      -----         ----

     Net income (loss) per share   $ .21         $.16      $ .14        $(.07)
                                   =====         ====      =====        =====
     Average number of shares
      outstanding              1,673,190    1,673,190  1,673,190     1,673,190
                               =========    =========  =========     =========

     See Accompanying Notes to Financial Statements.
                                        -4-

                      NATIONAL CAPITAL MANAGEMENT CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                                     SIX MONTHS ENDED
                                                          JUNE 30,
                                                     1998        1997
                                                  ----------  ----------
                                                  (Unaudited) (Unaudited)
     Cash flows from operating activities:
      Net income (loss)                            $ 239,854   $(113,217)
      Adjustments to reconcile net income (loss)
        to net cash provided by (used in)
        operating activities:
          Depreciation                                 4,380       4,380
          Bad debt expense                           127,767        -
          Gain on sale of real estate segment       (655,374)       -
          Reserves and allowances on notes
            receivable                                 -          300,000
      Changes in operating assets and
        liabilities:
          Decrease in accounts receivable              -           (7,926)
          Increase (decrease) in accounts
            payable and accrued liabilities           44,234     (172,068)
          Increase in other assets                    (3,736)       -
                                                  ----------     --------
     Net cash (used in) provided by
      operating activities                          (242,875)      11,169
                                                  ----------     --------
     Change in net assets of discontinued
      operations                                    (373,691)     (75,082)
                                                  ----------     --------
     Cash flows from investing activities:
      Issuance of note receivable                     -          (200,035)
      Proceeds from sale of real estate segment    2,499,101        -
      Collections on notes receivable                 56,785        -
                                                  ----------     --------
     Net cash provided by (used in) investing
      activities                                   2,555,886     (200,035)
                                                  ----------     --------
     Increase (decrease) in cash and
      cash equivalents                             1,939,320     (263,948)

     Cash and cash equivalents at beginning
      of period                                       56,035      651,346
                                                  ----------     --------

     Cash and cash equivalents at end of period   $1,995,355     $387,398
                                                  ==========     ========

     See Accompanying Notes to Financial Statements.
                                        -5-

                      NATIONAL CAPITAL MANAGEMENT CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              JUNE 30, 1998 AND 1997
                                  (Unaudited)

     NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

     The financial information for the three and six month periods ended June 30, 1998 and 1997 presented in this Form 10-QSB has been prepared from the accounting records without audit. The information furnished reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of interim periods. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for a full year. The consolidated balance sheet as of December 31, 1997 has been derived from audited financial statements. This report should be read in conjunction with the consolidated financial statements included in the Company's December 31, 1997 Annual Report to shareholders on Form 10-KSB as filed with the Securities and Exchange Commission.

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

     Earnings per share

     Effective December 15, 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Under the new requirements for calculating earnings per share, the dilutive effect of stock options will be excluded from basic earnings per share but included in the computation of diluted earnings per share. All earnings per share amounts have been restated so as to comply with Statement No. 128.

     NOTE 2 - DISCONTINUED OPERATIONS - VIATICAL SETTLEMENTS

     The results of the Viatical Settlements Segment have been reported separately as discontinued operations in these consolidated statements of operations.

     In December 1996, the Company decided to discontinue the operations of the Viatical Settlements business. The Company reduced its staff and expects that the remaining personnel will administer the orderly liquidation of its existing portfolio. It is expected that this process will take several years. The Company established a $1,500,000 valuation reserve during 1996, and as adjusted during the quarter ended June 30, 1998, against accrued policy revenues and purchased policy costs which represents the estimated expected loss on holding the remaining policies to maturity in order to reflect management's estimate of the fair market value of the net assets. During the fourth quarter ended December 31, 1997, the Company increased its original reserve by $350,000. The amount of the reserve was determined based on projections of expected cash inflows from maturities and reinsurance claims, and cash outflows for debt service and operating costs during the portfolio administration process, which is expected to take several more years.

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

     Summarized below are the operations of the Company's Viatical Settlements for the three and six months ended June 30, 1998 and 1997.

                                    For the three          For the six
                                     months ended          months ended
                                       June 30,              June 30,
                                  1998       1997        1998        1997
                               ----------  ----------  ----------  ----------
                               (Unaudited) (Unaudited) (Unaudited) (Unaudited)
     Revenue accrued and
       received                $867,340    $1,323,903  $1,901,078 $2,785,624
     Cost of insurance
       policies                (686,820)   (1,106,183) (1,443,663)(2,314,908)
     Valuation reserve
       income                   170,532        95,710     262,737    206,031
                               --------    ----------  ----------  ----------

     Earned discount            351,052       313,430     720,152    676,747
     Interest expense          (274,975)     (253,397)   (583,349)  (591,089)
                               --------    ----------  ----------  ---------
     Earned discount after
      interest expense           76,077        60,033     136,803     85,658
     General and
       administrative
       expenses                (101,007)      (49,009)   (161,460)  (112,357)
     Depreciation and
       amortization                (271)         (272)       (544)      (545)
                               --------    ----------   ---------  ----------

     Net income (loss)         $(25,201)   $   10,752   $ (25,201) $  (27,244)
                               ========    ==========   =========  ==========

                                        -7-

     The components of the Viatical Settlements Segment net assets from discontinued operations in the consolidated balance sheets as of June 30, 1998 and December 31, 1997 are as follows:

                                                   June 30,   December 31,
                                                     1998         1997
                                                 ----------   ------------
                                                 (Unaudited)    (Audited)
     Purchased policy costs, less amortized
       policy costs of $19,494,743 and
       $18,051,081, respectively                 $ 2,756,327   $ 4,200,382
     Valuation reserve                              (785,440)   (1,048,177)
     Accrued policy revenues, less matured
       revenues valuation of $8,117,801 and
       $7,820,301, respectively                   14,972,552    13,715,134
     Revolving credit facility                    (7,989,767)   (9,511,468)
     Subordinated note payable                    (2,000,000)   (2,000,000)
     Reinsurance liability                        (6,333,954)   (4,927,799)
     Other, net                                     (403,933)     (402,544)
                                                 -----------   -----------
                                                 $   215,785   $    25,528
                                                 ===========   ===========

     NOTE 3 - DISCONTINUED OPERATIONS - REAL ESTATE SEGMENT

     On November 27, 1995, the Company elected to discontinue operations of the Real Estate Segment to concentrate its efforts on its viatical settlements business. The following is a description of the Company's recent disposal activity:

     Colony Ridge Apartments was an apartment complex in Decatur, Georgia which was constructed in 1968 and consisted of 23 two-story buildings containing a total of 212 apartment units. On May 6, 1998, the Company sold the Colony Ridge Apartments for $3,650,000. The Company received net proceeds of approximately $2,500,000. The difference between the sales price and the net proceeds received is due to the repayment of the mortgage, state taxes, and miscellaneous expenses. The Company reported a net gain of $655,374.

     The results of the Real Estate Segment have been reported separately as discontinued operations in these consolidated statements of operations.

     Summarized below are the operations of the Company s Real Estate Segment for the three and six months ended June 30, 1998 and 1997:

                               For the three months    For the six months
                                 ended June 30,          ended June 30,
                                 1998        1997        1998        1997
                              ----------  ----------  ----------  ----------
                              (Unaudited) (Unaudited) (Unaudited) (Unaudited)

   Total revenues              $113,560     $269,721    $393,148    $531,128
                               --------     --------    --------    --------
     Costs and expenses:
       Operations and
          maintenance            80,045      141,906     227,477     291,496
       Property taxes and
          insurance               2,101       19,716      22,143      39,432
       Depreciation and
          amortization           25,000       73,500     100,000     147,000
       Net interest              16,940       26,242      41,095      53,147
       Corporate
         administrative
         expenses                33,406        4,577      33,406      18,822
                               --------     --------    --------    --------
     Total costs and
       expenses                (157,492)    (265,941)   (424,121)   (549,897)
                               --------     --------    --------    --------

     Net income (loss)         $(43,932)    $  3,780    $(30,973)   $(18,769)
                               ========     ========    ========    ========

     The components of the Real Estate Segment net assets from discontinued operations in the consolidated balance sheets as of June 30, 1998 and December 31, 1997 are as follows:

                                              June 30,        December 31,
                                                1998              1997
                                            -----------       -----------
                                            (Unaudited)         (Audited)
     Rental properties, less
       accumulated depreciation
      of $-0- and $1,457,881,
       respectively                            $  -            $2,905,725
     Mortgage note payable                        -            (1,115,599)
     Accounts payable                          (2,045)           (109,120)
     Other, net                                 9,015             114,024
                                               ------          ----------
                                               $6,970          $1,795,030
                                               ======          ===========

     NOTE 4 - DISCONTINUED OPERATIONS - INDUSTRIAL PRODUCTS SEGMENT

     The Industrial Products Segment was discontinued during 1995. It consisted of the Company's wholly-owned subsidiary, Jensen Corporation ("Jensen"), which manufactured and distributed machinery used primarily by commercial laundries, large institutions and hotels as well as commercial compactor products for waste disposal. On November 10, 1995, the Company sold 100% of the common stock of Jensen, located in Fort Lauderdale, Florida to AMKO USA, Inc. ("AMKO"), an affiliate of AMKO International B.V. which is based in The Netherlands, for $1,726,000. The sale proceeds included cash of $415,000 and a promissory note receivable in the amount of $1,311,000 which was secured by Jensen's stock, accounts receivable and inventory. The $1,311,000 note was guaranteed in its entirety by AMKO International B.V., and the sole shareholder of AMKO International B.V. guaranteed, as amended May 16, 1997, $500,000 of payments, of all notes.

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

     As of October 1997, Jensen stopped making payments as required by the terms of the May 16, 1997 amendment. On November 11, 1997, Jensen filed for Chapter 7 bankruptcy. On March 26, 1998, an auction sale was held, the proceeds of which are to be distributed pursuant to an evidentiary hearing to be scheduled in late August, 1998. The Company anticipates receiving a distribution of approximately $95,000 as a result of the hearing. The Company received $56,686 in April 1998 as a result of the collection of receivables assigned to it from Jensen. The remaining balance of the notes were written off as of December 31, 1997.

     AMKO International filed for and was discharged from the bankruptcy in the Netherlands between January and April 1998.

     The Company has pursued a remedy in judicial proceedings in the Netherlands with a procedural result that allows the Company to pursue AMKO International in the United States courts. The Company has not yet elected to pursue a remedy in the United States Courts. The Company is pursuing in the Netherlands collection efforts against the sole stockholder of AMKO for his personal guarantee and has filed a lien against him. The Company cannot predict the outcome of this effort. A hearing has been scheduled for August 31, 1998.

     NOTE 5 - CONCENTRATION OF RISK

     The Company has bank balances in excess of the $100,000 of depository insurance provided by the Federal Deposit Insurance Corporation.

                       NATIONAL CAPITAL MANAGEMENT CORPORATION
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

     Overview

     The following is a discussion and analysis of the consolidated financial condition of the Company as of June 30, 1998 and of the results of operations for the Company for the three and six months ended June 30, 1998 and 1997, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following is supplemental to and should be read in conjunction with the Company's December 31, 1997 Annual Report to shareholders on Form 10-KSB as filed with the Securities and Exchange Commission, and the financial information and accompanying notes beginning on page 3 of this report.

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

     The Company is managing the administration of the collection of the portfolio of life insurance policies, it has completed the orderly liquidation of its remaining real estate, and continues to pursue collection of its receivables. Management intends to seek other acquisitions.

     Accounting for long-lived assets

     For the six months ended June 30, 1998 and calendar year December 31, 1997, the Company has applied SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and determined that certain adjustments for impairment were required. In addition to the write-down of several assets of the Company, a $1.5 million valuation reserve was established against accrued policy revenues and purchased policy costs in order to reflect management's estimate of the fair market value of the net assets. During the fourth quarter ended December 31, 1997, the Company increased its original reserve by $350,000 (Note 2).

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

     Financial condition and liquidity

     The Company's cash increased from $56,035 as of December 31, 1997 to $1,995,355 at June 30, 1998, principally as a result of the sale of the Colony Ridge Apartments and the recovery of receivables from AMKO.

     Other than in its Viatical Settlement subsidiary, the Company does not have any existing general credit facilities to fund its ongoing working capital requirements. These lending facilities were amended in 1997 in light of management's decision to discontinue the Viatical Settlement Business and liquidate the portfolio.

     Results of operations

     As a result of the Company's decision to discontinue its Viatical Settlements business in December 1996, the Company ceased purchasing insurance policies from individuals. The Company may, however, seek the purchase of a portfolio of life insurance policies to the extent each of the policies in such a bulk purchase is within the guidelines set forth in the reinsurance agreements with NCBC. As previously announced, NCBC has restructured its organization and reduced its office staff to one person. Management anticipates that this remaining person, as well as NCMC management, will manage NCBC's existing portfolio of approximately $18.8 million of insurance policies. Management estimates that the administration of these policies will take several more years.

     During the three and six months ended June 30, 1998, approximately $160,000 and $297,500 of life insurance policies matured as compared to $288,000 and $1,028,000 for the same periods last year.

     The recognition of earned discount and the ultimate profitability associated with purchased insurance policies is directly related to NCBC's assumptions regarding the remaining life expectancy of terminally ill individuals. Such estimates were made when the insurance policy was purchased based upon facts and circumstances then known. While NCBC believes that its estimate of life expectancy, and the related recognition of earned discount will closely approximate actual experience, given the inherent scientific uncertainty of such estimates, including the potential impact of recently announced medical treatments that might extend life expectancies, there can be no assurance that these policies will mature in accordance with management's estimates. Therefore, the Company established a $1,500,000 valuation reserve against accrued policy revenues and purchase policy costs during 1996, and as adjusted during the six months ended June 30, 1998. During the fourth quarter ended December 31, 1997, the Company increased its original reserve by $350,000. The amount of the reserve was determined based on projections of expected cash inflows from maturity and reinsurance claims, and cash outflows for debt service and operating costs during the portfolio administration process which is expected to take several more years (Note 2).

     On May 6, 1998, the Company sold the Colony Ridge Apartments for $3,650,000. The Company received net proceeds of approximately $2,500,000. The difference between the sales price and the net proceeds received is due to the repayment of the mortgage, state taxes, and miscellaneous expenses. The Company reported a net gain of $655,374,

     In December 1997, the Company wrote off all except $150,000 of notes receivable as a result of Jensen's bankruptcy (Note 4). The Company received $56,686 in April 1998 as a result of the collection of receivables assigned to it from Jensen and anticipates receiving a distribution of approximately $95,000 as a result of collection efforts. The remaining balance of the notes was written off as of December 31, 1997.

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

                                      NATIONAL CAPITAL
                                      MANAGEMENT CORPORATION




     Dated:                           By:           //s// John C. Shaw
                                           ---------------------------
                                           John C. Shaw
                                           Chief Executive Officer