Form 10QSB
period 1998-09-30
NATIONAL CAPITAL MANAGEMENT CORP
filed 1998-10-29
CIK 826495

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                  FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

     For the Quarter Ended September 30, 1998

     Commission file number 0-16819

                     National Capital Management Corporation
------------------------------------------------------------------------------
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

                Yes      X           No ___________

Number of common shares outstanding as of September 30, 1998:

            Common stock, $0.01 par value, 1,673,190  shares

                NATIONAL CAPITAL MANAGEMENT CORPORATION
                     FORM 10-QSB QUARTERLY REPORT
                          SEPTEMBER 30, 1998



                           TABLE OF CONTENTS



                                                                  PAGE

                  PART I.  FINANCIAL INFORMATION

     Consolidated Balance Sheets as of September 30, 1998
      (unaudited) and December 31, 1997                            3
     Consolidated Statements of Operations for the three
      and nine months ended September 30, 1998 and 1997
      (unaudited)                                                  4
     Consolidated Statements of Cash Flows for the nine
       months ended September 30, 1998 and 1997 (unaudited)        5
     Notes to Consolidated Financial Statements                 6-10

     ITEM II. Management's Discussion and Analysis of
                Financial Condition and
                Results of Operations                          11-13

                      PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                   14
     Item 2.  Changes in Securities                               14
     Item 3.  Defaults Upon Senior Securities                     14
     Item 4.  Submission of Matters to a Vote of
              Security Holders                                    14
     Item 5.  Other Information                                   14
     Item 6.  Exhibits and Reports on Form 8-K                    14
              Signatures                                          15

                    NATIONAL CAPITAL MANAGEMENT CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                 September 30,   December 31
                                                    1998            1997
         ASSETS                                   (Unaudited)     (Audited)
     Cash and cash equivalents                    $ 2,154,629    $    56,035
     Notes receivable, net of allowance for
      estimated losses                                 60,005        150,000
     Property and equipment, less accumulated
      depreciation of $78,528 and $71,958 at
      September 30, 1998 and December 31, 1997,
      respectively                                     26,303         32,873
     Net assets of discontinued operations -
      Viatical Settlements Segment                     28,985         25,528
      Real Estate Segment                               6,970      1,795,030
     Other assets                                      39,961         36,225

     Total assets                                 $ 2,316,853    $ 2,095,691

          LIABILITIES AND SHAREHOLDERS' EQUITY

     Accounts payable and accrued expenses        $   137,508    $   103,299

     Shareholders' equity:
      Preferred stock, $0.01 par value,
        3,000,000 shares authorized, no shares
        issued and outstanding                           -              -
      Common stock, $0.01 par value, 6,666,666
        shares authorized, 1,813,056 shares
        issued, 1,673,190 outstanding                  16,732         16,732
      Additional paid-in capital                   23,125,123     23,125,123
      Accumulated deficit                         (20,788,293)   (20,975,246)
      Treasury stock, 139,866 shares at
        September 30, 1998 and
        December 31, 1997                            (174,217)      (174,217)

     Total shareholders' equity                     2,179,345      1,992,392

     Total liabilities and shareholders' equity   $ 2,316,853    $ 2,095,691

     See Accompanying Notes to Financial Statements.
                                  -3-

                    NATIONAL CAPITAL MANAGEMENT CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                Three months ended       Nine Months Ended
                                   September 30,           September 30,
                                  1998        1997         1998      1997
                               (Unaudited) (Unaudited) (Unaudited) (Unaudited)
    Income (expense):
      Other income               $102,429   $ 159,671    $180,155   $ 648,253
      Corporate administrative
        expense                  (137,732)   (411,091)   (574,804)   (966,877)

     Net loss from continuing
      operations before tax       (35,303)   (251,420)   (394,649)   (318,624)

     Provision for income taxes      -           -           -           -

     Net loss from continuing
      operations after tax        (35,303)   (251,420)   (394,649)   (318,624)

     Discontinued operations:
      Net operating income
       (loss):
         Viatical settlements
           (Note 2)               (13,611)    (15,850)    (38,812)    (43,094)
             Real estate segment
            (Note 3)               (3,987)    (17,374)    (34,960)    (36,143)
         Gain on disposal of
           real estate segment,
           net of taxes of
           approximately
           $43,000 (Note 3)          -           -        655,374         -

     Net income (loss) from
      discontinued operations     (17,598)    (33,224)    581,602     (79,237)

     Net income (loss)           $(52,901)  $(284,644)   $186,953   $(397,861)

     Net loss from
      continuing operations
      per share                     $(.02)      $(.15)      $(.24)      $(.19)

     Net income (loss) from
      discontinued operations
      per share                      (.01)       (.02)        .35        (.05)

     Net income (loss) per share    $(.03)      $(.17)      $ .11       $(.24)

     Average number of shares
      outstanding               1,673,190   1,673,190   1,673,190   1,673,190

     See Accompanying Notes to Financial Statements.
                                  -4-

                     NATIONAL CAPITAL MANAGEMENT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        1998         1997
                                                     (Unaudited)  (Unaudited)
     Cash flows from operating activities:
      Net income (loss)                              $ 186,953     $(397,861)
      Adjustments to reconcile net income (loss)
        to net cash used in operating activities:
          Depreciation                                   6,570         6,570
          Gain on sale of real estate segment         (655,374)         -
          Reserves and allowances on notes
            receivable                                  17,000       450,000
      Changes in operating assets and
        liabilities:
          Increase in accounts receivable                 -          (72,230)
          Increase (decrease) in accounts
            payable and accrued liabilities             34,204      (174,420)
          Increase in other assets                      (3,736)       (7,930)

     Net cash used in operating activities            (414,383)     (195,871)

     Change in net assets of discontinued
      operations                                       (59,119)      (32,298)

     Cash flows from investing activities:
      Issuance of note receivable                         -         (200,035)
      Proceeds from sale of real estate segment      2,499,101          -
      Collections on notes receivable                   72,995          -

     Net cash provided by (used in) investing
      activities                                     2,572,096      (200,035)

     Increase (decrease) in cash and
      cash equivalents                               2,098,594      (428,204)

     Cash and cash equivalents at beginning
      of period                                         56,035       651,346

     Cash and cash equivalents at end of period     $2,154,629     $ 223,142

     Supplemental information:

      Interest paid                                  $ 707,640     $ 850,231

     See Accompanying Notes to Financial Statements.
                                  -5-

                     NATIONAL CAPITAL MANAGEMENT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1998 AND 1997
                              (Unaudited)

     NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

     The financial information for the three and nine month periods ended September 30, 1998 and 1997 presented in this Form 10-QSB has been prepared from the accounting records without audit. The information furnished reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of interim periods. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for a full year. The consolidated balance sheet as of December 31, 1997 has been derived from audited financial statements. This report should be read in conjunction with the consolidated financial statements included in the Company's December 31, 1997 Annual Report to shareholders on Form 10-KSB as filed with the Securities and Exchange Commission.

     National Capital Management Corporation ("NCMC" or the "Company") is a holding company that currently is completing the orderly liquidation of its discontinued operations, while seeking other acquisitions.

     Prior to 1995, the Company had been comprised of three distinctly different operating businesses, the Viatical Settlements Segment, which was operated through National Capital Benefits Corporation ("NCBC"), a wholly owned subsidiary, the Real Estate Segment and the Industrial Products Segment. The Industrial Products Segment and Real Estate Segment were discontinued in 1995. The Viatical Settlement Segment was discontinued in 1996.

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

     In December 1996, the Company decided to discontinue the operations of the Viatical Settlements business. The Company reduced its staff and expects that the remaining personnel will administer the orderly liquidation of its existing portfolio. It is expected that this process will take several years. The Company established a $1,500,000 valuation reserve during 1996, and as adjusted during the quarter ended September 30, 1998, against accrued policy revenues and purchased policy costs which represents the estimated expected loss on holding the remaining policies to maturity in order to reflect management's estimate of the fair market value of the net assets. During the fourth quarter ended December 31, 1997, the Company increased its original reserve by $350,000. The amount of the reserve was determined based on projections of expected cash inflows from maturities and reinsurance claims, and cash outflows for debt service and operating costs during the portfolio administration process, which is expected to take several more years.

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

     Summarized below are the operations of the Company's Viatical Settlements for the three and nine months ended September 30, 1998 and 1997.

                                    For the three          For the nine
                                    months ended           months ended
                                    September 30,         September 30,
                                  1998       1997        1998       1997
                              (Unaudited) (Unaudited) (Unaudited)(Unaudited)
     Revenue accrued and
       received                $810,438   $1,287,448  $2,711,516  $4,073,072
     Cost of insurance
       policies                (638,430)  (1,002,337) (2,082,093) (3,317,245)
     Valuation reserve
       income (expense)         149,589      (54,593)    412,326     151,438

     Earned discount            321,597      230,518   1,041,749     907,265
     Interest expense          (246,619)    (300,797)   (829,968)   (891,886)
     Earned discount (loss)
      after interest expense     74,978      (70,279)    211,781      15,379
     General and
       administrative
       expenses (income)         88,317      (54,702)    249,777      57,655
     Depreciation and
       amortization                 272          273         816         818

     Net loss                  $(13,611)   $ (15,850) $  (38,812) $  (43,094)

     The components of the Viatical Settlements Segment net assets from discontinued operations in the consolidated balance sheets as of September 30, 1998 and December 31, 1997 are as follows:

                                               September 30,  December 31,
                                                   1998           1997
                                                (Unaudited)    (Audited)
     Purchased policy costs, less amortized
       policy costs of $20,133,173 and
       $18,051,081, respectively               $ 2,117,897   $ 4,200,382
     Valuation reserve                            (635,851)   (1,048,177)
     Accrued policy revenues, less matured
       revenues valuation of $8,981,794 and
       $7,820,301, respectively                 14,891,098    13,715,134
     Revolving credit facility                  (5,277,145)   (9,511,468)
     Subordinated note payable                  (2,000,000)   (2,000,000)
     Reinsurance liability                      (8,819,032)   (4,927,799)
     Other, net                                   (247,982)     (402,544)

                                               $    28,985   $    25,528

     NOTE 3 - DISCONTINUED OPERATIONS - REAL ESTATE SEGMENT

     On November 27, 1995, the Company elected to discontinue operations of the Real Estate Segment to concentrate its efforts on its viatical settlements business. The following is a description of the Company's recent disposal activity:

     Colony Ridge Apartments was an apartment complex in Decatur, Georgia which was constructed in 1968 and consisted of 23 two-story buildings containing a total of 212 apartment units. On May 6, 1998, the Company sold the Colony Ridge Apartments for $3,650,000. The Company received net proceeds of approximately $2,500,000. The difference between the sales price and the net proceeds received is due to the repayment of the mortgage, state taxes, and miscellaneous expenses. The Company reported a gain, net of income taxes, of $655,374.

     The results of the Real Estate Segment have been reported separately as discontinued operations in these consolidated statements of operations.

     Summarized below are the operations of the Company s Real Estate Segment for the three and nine months ended September 30, 1998 and 1997:

                                For the three months     For the nine months
                                 ended September 30,      ended September 30,
                                  1998        1997        1998       1997
                               (Unaudited) (Unaudited) (Unaudited) (Unaudited)
     Total revenues            $   -        $252,576     $393,148    $783,704
     Costs and expenses:
       Operations and
          maintenance              -         119,478      227,477     410,974
       Property taxes and
          insurance                -          19,715       22,143      59,147
       Depreciation and
          amortization             -          73,500      100,000     220,500
       Net interest                -          25,461       41,095      78,608
       Corporate administrative
         expenses                 3,987       31,796       37,393      50,618

     Total costs and expenses     3,987      269,950      428,108     819,847

     Net loss                   $(3,987)    $(17,374)    $(34,960)   $(36,143)

     The components of the Real Estate Segment net assets from discontinued operations in the consolidated balance sheets as of September 30, 1998 and December 31, 1997 are as follows:

                                            September 30,     December 31,
                                               1998              1997
                                            (Unaudited)        (Audited)
     Rental properties, less
       accumulated depreciation
       of $-0- and $1,457,881,
       respectively                            $ -            $2,905,725
     Mortgage note payable                       -            (1,115,599)
     Accounts payable                          (2,045)          (109,120)
     Other, net                                 9,015            114,024

                                               $6,970         $1,795,030

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

     As of October 1997, Jensen stopped making payments as required by the terms of the May 16, 1997 amendment. On November 11, 1997, Jensen filed for Chapter 7 bankruptcy. On March 26, 1998, an auction sale was held, the proceeds of which are either to be distributed pursuant to an evidentiary hearing, or a prior court approved agreement with the trustee.

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

     As a result of the bankruptcy filing, the Company reduced the value of its notes receivable to $150,000 as of December 31, 1997. The Company has received approximately $73,000 during 1998 and anticipates receiving approximately $60,000 to $80,000. The Company recorded a $17,000 reserve for these notes as of September 30, 1998.

     NOTE 5 - CONCENTRATION OF RISK

     The Company has bank balances in excess of the $100,000 of depository insurance provided by the Federal Deposit Insurance Corporation.

     NOTE 6 - SETTLEMENT OF LAWSUIT

     The Company received $53,000 during August 1998, as a result of a lawsuit settlement. The amount is included in other income from continuing operations in the Consolidated Statements of Operations.

                     NATIONAL CAPITAL MANAGEMENT CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

     Overview

     The following is a discussion and analysis of the consolidated financial condition of the Company as of September 30, 1998 and of the results of operations for the Company for the three and nine months ended September 30, 1998 and 1997, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following is supplemental to and should be read in conjunction with the Company's December 31, 1997 Annual Report to shareholders on Form 10-KSB as filed with the Securities and Exchange Commission, and the financial information and accompanying notes beginning on page 3 of this report.

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

     Accounting for long-lived assets

     For the nine months ended September 30, 1998 and calendar year December 31, 1997, the Company has applied SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and determined that certain adjustments for impairment were required. In addition to the write-down of several assets of the Company, a $1.5 million valuation reserve was established against accrued policy revenues and purchased policy costs in order to reflect management's estimate of the fair market value of the net assets. During the fourth quarter ended December 31, 1997, the Company increased its original reserve by $350,000 (Note 2).

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

     Financial condition and liquidity

     The Company's cash increased from $56,035 as of December 31, 1997 to $2,154,629 at September 30, 1998, principally as a result of the sale of the Colony Ridge Apartments, the recovery of receivables from AMKO, and proceeds from a lawsuit settlement.

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

     During the three and nine months ended September 30, 1998, approximately $864,000 and $1,161,000 of life insurance policies matured as compared to $170,000 and $1,198,000 for the same periods last year.

     The recognition of earned discount and the ultimate profitability associated with purchased insurance policies is directly related to NCBC's assumptions regarding the remaining life expectancy of terminally ill individuals. Such estimates were made when the insurance policy was purchased based upon facts and circumstances then known. While NCBC believes that its estimate of life expectancy, and the related recognition of earned discount will closely approximate actual experience, given the inherent scientific uncertainty of such estimates, including the potential impact of recently announced medical treatments that might extend life expectancies, there can be no assurance that these policies will mature in accordance with management's estimates. Therefore, the Company established a $1,500,000 valuation reserve against accrued policy revenues and purchase policy costs during 1996, and as adjusted during the nine months ended September 30, 1998. During the fourth quarter ended December 31, 1997, the Company increased its original reserve by $350,000. The amount of the reserve was determined based on projections of expected cash inflows from maturity and reinsurance claims, and cash outflows for debt service and operating costs during the portfolio administration process which is expected to take several more years (Note 2).

     On May 6, 1998, the Company sold the Colony Ridge Apartments for $3,650,000. The Company received net proceeds of approximately $2,500,000. The difference between the sales price and the net proceeds received is due to the repayment of the mortgage, state taxes, and miscellaneous expenses. The Company reported a gain, net of income taxes, of $655,374.

     In December 1997, the Company wrote off all except $150,000 of notes receivable as a result of Jensen's bankruptcy (Note 4). The Company has received approximately $73,000 during 1998 and anticipates receiving approximately $60,000 to $80,000. The Company recorded a $17,000 reserve for these notes as of September 30, 1998.

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

                                          NATIONAL CAPITAL
                                          MANAGEMENT CORPORATION




     Dated:                               By:           //s// John C. Shaw
                                              John C. Shaw
                                              Chief Executive Officer