Form 10KSB
period 1998-12-31
NATIONAL CAPITAL MANAGEMENT CORP
filed 1999-04-15
CIK 826495

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                FORM 10-KSB

   [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          [Fee Required]
          For the fiscal year ended December 31, 1998

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

     Issuer's revenues for its most recent fiscal year $207,820

     The aggregate market value of voting stock held by nonaffiliates of the Registrant is approximately $836,595 as of March 5, 1999

                                   1,673,190
     (Number of shares of common stock outstanding as of March 30, 1999)

       Total number of pages in this document is: 42
              The exhibit index is on page 39

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

     Discontinued Operation - Viatical Settlements Segment

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

     In addition, NCBC had a revolving line of credit ("The Facility") up to $15 million, which originally expired December 31, 1998 (see below), based on a formula of eligible policies purchased, from an institutional lender which was to be used to provide working capital and funds for the purchase of such policies. The facility is secured by all of the assets of NCBC, including purchased insurance policies, bears interest at 1/2% over the lender's prime rate or 2-7/8% over the 90 day London Inter-Bank Offer Rate ("Libor") at the option of NCBC. The Facility was amended on November 30, 1996, and can no longer be utilized to finance the purchase of policies. However, the facility does provide for the use of maturity and reinsurance claim proceeds (see below) for debt service and certain operating expenses. The outstanding balance as of December 31, 1998 was approximately $3.7 million.

     In addition, as of December 29, 1995, NCBC issued a $2,000,000 subordinated note (the "Note") bearing interest at a rate of 14% with interest payable monthly in arrears. The interest rate on the Note is consistent with a market rate at which a similar borrowing could be obtained by the Company. Therefore, the fair value of the Note approximates the carrying value at December 31, 1998. The note was due December 31, 1998 and is secured by NCBC's purchased insurance policies, subject to the security interest granted to the Facility lender (see below). The purchaser of the Note was granted a Warrant to acquire 12% of the common stock of NCBC (68 shares) at a price of $1.47 per share. The holder of the Warrant can exercise a put of the stock to NCBC under certain conditions, which would guarantee the holder a minimum additional 4% interest on the outstanding balance. In April 1997, the Warrant Agreement was amended to reflect an increased interest rate of 14 3/4% on the Note. In exchange for agreeing to this increase in the interest rate, NCBC, or its assigns, shall have the option to repurchase the Warrant for the sum of $1.00.

     As of December 31, 1998, the Company entered into a commitment to extend the Facility and the Note for a two year period ending December 31, 2000. NCBC paid a $50,000 commitment fee in relation thereto. No formal extension has been executed as of March 30, 1999, and the bank reserves the right to not extend the Facilty due to lack of performance by NCBC. The Company anticipates the execution of documents shortly, although there can be no assurance that the execution will take place.

     NCBC insured 90% of the net death benefit of the acquired policies through a wholly-owned Bermuda insurance company which, in turn, has reinsured the risk with a consortium of large international insurance companies. As of December 31, 1998, the face value of NCBC's purchased insurance policies remaining in its portfolio was approximately $17.4 million. During 1998, approximately $1.8 million of policies matured.

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

     Nature of Recently Discontinued Viatical Settlements Segment

     The viatical settlements segment made it possible for people facing life threatening illnesses to sell their life insurance policies for cash at a discount from the policies' stated death benefit. The sales proceeds gave them choices that they might not otherwise have, such as selecting quality health care, retaining ownership of a residence, retiring indebtedness or sharing funds with family, friends or favorite charities.

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

     The recognition of earned discount and the ultimate profitability associated with purchased insurance policies is directly related to NCBC's assumptions regarding the remaining life expectancy of terminally ill individuals. Such estimates were made when the insurance policy was purchased based upon facts and circumstances then known, and are adjusted periodically, but not more than annually, based upon actual experience. While NCBC believes that its estimate of life expectancy, and the related recognition of earned discount would closely approximate actual experience, given the inherent scientific uncertainty of such estimates, including the impact of recently announced medical treatments that might extend life expectancies, there can be no assurance that these policies will mature in accordance with management's estimates. Therefore, the Company established a $1,500,000 valuation reserve against purchase policy costs during 1996, and as adjusted during the year ended December 31, 1998, as stated on the balance sheet (see footnote 3 to the financial statements). During the fourth quarter ended December 31, 1997, the Company increased its original reserve by $350,000. The amount of the reserve was determined based on projections of expected cash inflows from maturity and reinsurance claims, and cash outflows for debt service and operating costs during the portfolio administration process which is expected to take several more years (see footnote 3).

     Management has reevaluated the expected costs of operations and has accordingly increased the reserve by $522,000 as of December 31, 1998. The amount is reflected as a charge to continuing operations on the Consolidated Statements of Operations.

     In accordance with the discontinuance of this business segment, NCBC has restructured its organization and reduced its office staff to one person.

     Discontinued Operation - Real Estate Segment
     In November 1995, the Company elected to discontinue operations of the Real Estate Segment to concentrate its efforts on its Viatical Settlements Segment. The following is a description of the Company's recent disposal activities:

     Colony Ridge Apartments: Colony Ridge Apartments was an apartment complex in Decatur, Georgia which was constructed in 1968 and consisted of 23 two-story buildings containing a total of 212 apartment units. On May 6, 1998, the Company sold the Colony Ridge Apartments for $3,650,000. The Company received net proceeds of approximately $2,500,000. The difference between the sales price and the net proceeds received is due to the repayment of the mortgage, state taxes, and miscellaneous expenses. The Company reported a net gain of $695,270.

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

     The Company retained a contingent interest in the cash flows of these partnerships. It will receive any cash available from property operations, to the extent it exceeds approximately $61,000 annually, and any refinancing proceeds up to a total of approximately $4.5 million, plus interest at 9.25% per annum on the outstanding balance of this amount.
     Any proceeds of sale will be allocated, first, 99.1% to the new partners until they have received 135% of their investment, less any prior distributions. Any remaining proceeds from a sale will be allocated to the Company up to $6 million, less any distributions from operations or refinancings as described above. These arrangements have not been reflected in the Company's financial statements since their ultimate realization cannot reasonably be determined. In addition, at such time as the tax benefits have been utilized, the Company has the right to purchase the interests of the newly admitted partners for 135% of their contributed capital (minus prior cash payments). Should the Company choose not to exercise such right to purchase the partners' interests, the newly admitted administrative general partner has the right to require the Company to sell all of the assets and liquidate the partnerships. The Company has not funded any operating deficits and has not received any excess cash flows during 1998 and 1997. The Company is entitled to a 2% management fee from the partnerships. In 1998 and 1997 the Company received management fees of approximately $44,000 and $40,000, respectively.

     Discontinued Operation - Industrial Products Segment

     The Industrial Products Segment was discontinued during 1995. It consisted of the Company's wholly-owned subsidiary, Jensen Corporation ("Jensen"), which manufactured and distributed machinery used primarily by commercial laundries, large institutions and hotels as well as commercial compactor products for waste disposal. On November 10, 1995, the Company sold 100% of the common stock of Jensen, located in Fort Lauderdale, Florida to AMKO USA, Inc. ("AMKO"), an affiliate of AMKO International B.V., which is based in The Netherlands, for $1,726,000. The sale proceeds included cash of $415,000 and a promissory note receivable in the amount of $1,311,000, which was secured by Jensens stock, accounts receivable and inventory. The $1,311,000 note was guaranteed in its entirety by AMKO International B.V., and the sole shareholder of AMKO International B.V. guaranteed, as amended May 16, 1997, $500,000 of payments of all notes.

     AMKO also agreed to cause Jensen to pay to the Company a $765,000 obligation in the form of a note, which was loaned to Jensen, $500,000 which was prior to the sale and $265,000 which was simultaneous with the sale, and an intercompany balance payable by Jensen to the Company of $337,650, which were secured by the assets of Jensen. The first $765,000 of principal payments under these notes were guaranteed by AMKO International B.V.

     The $1,311,000 note as amended May 16, 1997 bore interest at 8.5% per annum and was payable in varying installments with the balance due in April 1998, unless extended as indicated below. The $765,000 note was amended May 16, 1997, bore interest at 8.5% per annum and was payable in varying installments with the balance due in April 1998, unless extended as indicated below. The $337,650 note was amended May 16, 1997 bore interest at 8.5% per annum and was payable in varying installments with the balance due in April 1998, unless extended as indicated below.

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

     The Company loaned Jensen an additional $200,000 in conjunction with the May 16, 1997 modification, and an additional $36,000 in October 1997. These notes bore interest at 8.5% and mature simultaneously with the other notes.

     As of October, 1997, Jensen stopped making payments as required by the terms of the May 16, 1997 amendment. On November 11, 1997, Jensen filed for Chapter 7 bankruptcy. On March 26, 1998, an auction sale was held, the proceeds of which are either to be distributed pursuant to an evidentiary hearing or a prior court approved agreement with the trustee.

     In March 1999, a settlement was reached with the trustee, in which a payment of $75,000 would be made to NCMC, as a result of the sale of Jensen's inventory, in exchange for which NCMC would assert no further claims against the debtor. Such final settlement is subject to court approval.

     As a result of the bankruptcy filing, the Company reduced the value of its notes receivable to $150,000 as of December 31, 1997. The Company has received approximately $73,000 during 1998 and anticipates receipt of an additional $75,000, (as discussed above), as a result of its efforts. The remaining balance has been written off as of December 31, 1998.

     AMKO International filed for and was discharged from the bankruptcy in the Netherlands between January and April 1998.

     The Company has pursued a remedy in judicial proceedings in the Netherlands with a procedural result that would allow the Company to pursue AMKO International in the United States courts. As of February 1999, the Company released both AMKO International and its successor in interest from any claims. In addition, the Company and FNM Bank (a Netherlands bank) agreed to settle all lender liability claims. As a result of the foregoing, the Company is free to pursue the former owner of AMKO International on his personal guarantee, and will allocate any proceeds received on the basis of 75% to the Company and 25% to FNM Holding, N.V., after all expenses have been paid. The Company cannot predict the outcome of this litigation.

     Item 2 - Description of Property

     The Company maintains an office in New York for use by its executive officers and consultants at the premises of Resource Holdings, Ltd. ("Resource"). The Company is not a party to a lease, but there is an understanding that NCMC will pay rent for the offices in New York until the end of 1999. In addition, in accordance with its agreement with Resource, the Company has deposited with Resource's landlord the amount of $37,746 which will be returned, plus interest, to the Company on termination of Resource's lease (see Item 12 - Certain Relationships and Related Transactions).

     Mr. Shaw, a director of the Company, is a managing director and significant shareholder of Resource, and therefore may be deemed to have an interest in any payments to Resource.

     The Company considers this property to be suitable and adequate for its present needs. The property is being fully utilized.

     Item 3 - Legal Proceedings

     Not applicable.

     Item 4 - Submission of Matters to a Vote of Security Holders

     The Company anticipates holding the 1998 annual meeting during 1999.

                                    PART II

     Item 5 -  Market for Common Equity and Related Stockholder Matters

     a.                     Market Information
         The Company's common stock trades on the OTC Bulletin Board under the symbol NCMC.

         The high and low bid prices of shares of common stock of the Company for each quarter during the years ended December 31, 1998 and 1997, are as follows:

<CAPTION)
                                                              Bid Price
                                                          High        Low
         For the Quarter Ended
         December 31, 1998............................   .5000       .3000
         September 30, 1998...........................   .5000       .3900
         June 30, 1998................................   .6250       .4375
         March 31, 1998...............................   .7500       .5625
         December 31, 1997............................   .6313       .4625
         September 30, 1997...........................   .6563       .4063
         June 30, 1997 ...............................   .5625       .3875
         March 31, 1997...............................   .5625       .3438

         The quotations represent inter dealer quotations without retail mark-up, mark-down or commission, and do not necessarily represent actual transactions. The last reported sales price of the Company's common stock on March 5, 1999 was $.50.

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

      b. Number of Holders of Common Stock

         At March 8, 1999,the approximate number of holders of record of shares of common stock of the Company was 1,623.

      c. Dividends on Common Stock

        The Company has not declared any dividends on its common stock during the two year period ended December 31, 1998, and does not anticipate paying any dividends in the near future.

      Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      OVERVIEW

      During 1996, the Company initially expanded its viatical settlements segment until it discontinued this operation at the end of the year.

     While the Company is managing the administration of the collection of the portfolio of life insurance policies and the orderly liquidation of its real estate, management intends to seek other acquisitions.

     FINANCIAL CONDITION AND LIQUIDITY

     The Company's cash increased from $56,035 at December 31, 1997, to $2,058,674 at December 31, 1998, principally as a result of the sale of the Colony Ridge Apartments, the recovery of approximately $73,000 of receivables from AMKO, and proceeds of approximately $53,000 from a lawsuit settlement.

     Other than in its Viatical Settlements Segment, the Company does not have any existing general credit facilities to fund its ongoing working capital requirements. These lending facilities were amended in 1997 in light of management's decision to discontinue the Viatical Settlements Segment and liquidate the portfolio.

     VIATICAL SETTLEMENTS SEGMENT

     Effective as of December 29, 1995, NCBC entered into a revolving credit facility ("Facility") with a credit limit of up to $15 million, which originally expired December 31, 1998 (see below). The closing of the transaction was January 8, 1996. The Facility is secured by all the assets of NCBC, including purchased insurance policies. The Facility bears interest at 1/2% over the lender's prime rate or 2-7/8% over the 90 day London Inter-Bank Offer Rate ("Libor") at the option of NCBC (Libor rate + 2-7/8% at December 31, 1998 and 1997). Because the interest rate on the Facility adjusts quarterly based on Libor, the fair value of the borrowings under the Facility approximates the carrying amount.

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

     In addition, as of December 29, 1995, NCBC issued a $2,000,000 subordinated note (the "Note") bearing interest at a rate of 14% with interest payable monthly in arrears. The interest rate on the Note is consistent with a market rate at which a similar borrowing could be obtained by the Company. Therefore, the fair value of the Note approximates the carrying value at December 31, 1998. The note was due December 31, 1998, and is secured by NCBC's purchased insurance policies, subject to the security interest granted to the Facility lender (see below). The purchaser of the Note was granted a Warrant to acquire 12% of the common stock of NCBC (68 shares) at a price of $1.47 per share. The holder of the Warrant can exercise a put of the stock to NCBC under certain conditions, which would guarantee the holder a minimum additional 4% interest on the outstanding balance. In April 1997, the Warrant Agreement was amended to reflect an increased interest rate of 14 3/4% on the Note. In exchange for agreeing to this increase in the interest rate, NCBC, or its assigns, shall have the option to repurchase the Warrant for the sum of $1.00.

     As of December 31, 1998, the Company entered into a commitment to extend the Facility and the Note for a two year period ending December 31, 2000. NCBC paid a $50,000 commitment fee in relation thereto. No formal extension has been executed as of March 30, 1999, and the bank reserves the right to not extend the Facility due to lack of performance by NCBC. The Company anticipates the execution of documents shortly, although there can be no assurance that the execution will take place.

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

     The viatical settlements segment was discontinued in December 1996.

     REAL ESTATE SEGMENT

     In November 1995, the Company elected to discontinue operations of the Real Estate Segment to concentrate its efforts on its viatical settlements segment. The following is a description of the Company's recent disposal activities:

     Colony Ridge Apartments: Colony Ridge Apartments was an apartment complex in Decatur, Georgia which was constructed in 1968 and consisted of 23 two-story buildings containing a total of 212 apartment units. On May 16, 1998, the Company sold the Colony Ridge Apartments for $3,650,000. The Company received net proceeds of approximately $2,500,000. The difference between the sales price and the net proceeds received is due to the repayment of the mortgage, state taxes, and miscellaneous expenses. The Company reported a net gain of $695,270.

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

     The Company retained a contingent interest in the cash flows of these partnerships. It will receive any cash available from property operations, to the extent it exceeds approximately $61,000 annually, and any refinancing proceeds up to a total of approximately $4.5 million, plus interest at 9.25% per annum on the outstanding balance of this amount.
     Any proceeds of sale will be allocated, first, 99.1% to the new partners until they have received 135% of their investment, less any prior distributions. Any remaining proceeds from a sale will be allocated to the Company up to $6 million, less any distributions from operations or refinancings as described above. These arrangements have not been reflected in the Company's financial statements since their ultimate realization cannot reasonably be determined. In addition, at such time as the tax benefits have been utilized, the Company has the right to purchase the interests of the newly admitted partners for 135% of their contributed capital (minus prior cash payments). Should the Company choose not to exercise such rights to purchase the partners' interests, the newly admitted administrative general partner has the right to require the Company to sell all of the assets and liquidate the partnerships. The Company did not fund any operating deficits and has not received any excess cash flows during 1998 and 1997. The Company is entitled to a 2% management fee from the partnerships. In 1998 and 1997 the Company received management fees of approximately $44,000 and $40,000, respectively.

     INDUSTRIAL PRODUCTS SEGMENT

     The Industrial Products Segment was also discontinued during 1995. It consisted of the Company's wholly-owned subsidiary, Jensen Corporation ("Jensen"), which manufactured and distributed machinery used primarily by commercial laundries, large institutions and hotels as well as commercial compactor products for waste disposal. On November 10, 1995, the Company sold 100% of the common stock of Jensen, located in Fort Lauderdale, Florida, to AMKO USA, Inc. ("AMKO"), an affiliate of AMKO International B.V. which is based in The Netherlands, for $1,726,000. The sale proceeds included cash of $415,000 and a promissory note receivable in the amount of $1,311,000 which was secured by Jensen's stock, accounts receivable and inventory. The $1,311,000 note was guaranteed in its entirety by AMKO International B.V., and the sole shareholder of AMKO International B.V. guaranteed, as amended May 16, 1997, the first $500,000 of payments of all notes.

     AMKO also agreed to cause Jensen to pay to the Company a $765,000 obligation in the form of a note, which was loaned to Jensen, $500,000 of which was prior to the sale and $265,000 which was simultaneous with the sale, and an intercompany balance payable by Jensen to the Company of $337,650, which were secured by the assets of Jensen. The first $765,000 of principal payments under these notes were guaranteed by AMKO International B.V.

     The $1,311,000 note, as amended May 16, 1997, bore interest at 8.5% per annum and was payable in varying installments with the balance due in April 1998, unless extended as indicated below. The $765,000 note, as amended May 16, 1997, bore interest at 8.5% per annum and was payable in varying installments with the balance due in April 1998, unless extended as indicated below. The $337,650 note, was amended May 16, 1997, bore interest at 8.5% per annum, and was payable in varying installments with the balance due in April 1998, unless extended as indicated below.

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

     The Company loaned Jensen an additional $200,000 in conjunction with the May 16, 1997 modification, and an additional $36,000 in October 1997. These notes bore interest at 8.5% and mature simultaneously with the other notes.

     As of October, 1997, Jensen stopped making payments as required by the terms of the May 16, 1997 amendment. On November 11, 1997, Jensen filed for Chapter 7 bankruptcy. On March 26, 1998, an auction sale was held, the proceeds of which are either to be distributed pursuant to an evidentiary hearing or a prior court approved agreement with the trustee.

     In March 1999, a settlement was reached with the trustee, in which a payment of $75,000 would be made to NCMC, as a result of the sale of Jensen's inventory, in exchange for which NCMC would assert no further claims against the debtor. Such final settlement is subject to court approval.

     As a result of the bankruptcy filing, the Company reduced the value of its notes receivable to $150,000 as of December 31, 1997. The Company has received approximately $73,000 during 1998 and anticipates receipt of an additional $75,000, (as discussed above), as a result of its efforts.
     The remaining balance has been written off as of December 31, 1998.

     AMKO International filed for and was discharged from the bankruptcy in the Netherlands between January and April 1998.

     The Company has pursued a remedy in judicial proceedings in the Netherlands with a procedural result that would allow the Company to pursue AMKO International in the United States courts. As of February 1999, the Company released both AMKO International and its successor in interest from any claims. In addition, the Company and FNM Bank
     (a Netherlands bank), agreed to settle all lender liability claims. As a result of the foregoing, the Company is free to pursue the former owner of AMKO International on his personal guarantee, and will allocate any proceeds received on the basis of 75% to the Company and 25% to FNM Holding, N.V., after all expenses have been paid. The Company cannot predict the outcome of this litigation.

     RESULTS OF OPERATIONS FOR 1998 COMPARED TO 1997

     National Capital Benefits Corp. ("NCBC") commenced operations on March 17, 1994. During 1998 and 1997, approximately $1.8 million and $1.4 million respectively, of policies matured.

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

     While NCBC believed that its estimate of life expectancy, and the related recognition of earned discount would closely approximate actual experience, given the inherent scientific uncertainty of such estimates, including the potential impact of recently announced medical treatments that might extend life expectancies, there can be no assurance that these policies will mature in accordance with management's estimates. Therefore, the Company established a $1,500,000 valuation reserve against purchase policy costs during 1996, and as adjusted during the year ended December 31, 1998, as stated on the balance sheet. During the fourth quarter ended December 31, 1997, the Company increased its original reserve by $350,000. The amount of the reserve was determined based on projections of expected cash inflows from maturities and reinsurance claims, and cash outflows for debt service and operating costs during the portfolio administration process, which is expected to take several more years (see footnote 3). As of December 31, 1998, the Company increased the reserve by $522,000, as a result of management's reevaluation of the expected costs of operations. The amount is reflected as a charge to continuing operations on the Consolidated Statements of Operations.

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

     The Company decided to discontinue its viatical settlements segment in December 1996. As a result, NCBC restructured its organization and reduced its office staff to one person. Management anticipates that this person, as well as NCMC management, will manage NCBC's existing portfolio of approximately $17.4 million of insurance policies. Management estimates that the administration of these policies will take several more years.

     Year 2000

     The Year 2000 problem is the result of computer programs being written with two digits instead of four digits to define the applicable year. The Company believes based upon its internal reviews and other factors, that future external and internal costs to be incurred relating to the modifications of internal-use software for the Year 2000 will not have a material adverse effect on the Company's results of operations or financial position. The Company, due to the fact that it is in the process of orderly liquidating its discontinued operations, only makes minimal use of computers in operating its business. In addition, the Company believes that its internal computer systems, facilitites and equipment will be upgraded, where required, for Year 2000. However, there is no assurance that all of the upgrades will be completed in time or function as intended. In such an event, The Company may experience significant disruptions, the cost of which the Company is unable to estimate at this time. The Company, also, cannot assure that its failure or failure of third parties to address adequately Year 2000 issues will not have a material effect on the Company.

     Item 7 - Financial Statements and Supplementary Data



                   NATIONAL CAPITAL MANAGEMENT CORPORATION


                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS







       Report of Independent Public Accountants                       15
       Consolidated Balance Sheet at December 31, 1998                16
       Consolidated Statements of Operations for the years ended
          December 31, 1998 and 1997                                  17
       Consolidated Statements of Shareholders' Equity for the
          years ended December 31, 1998 and 1997                      18
       Consolidated Statements of Cash Flows for the years ended
          December 31, 1998 and 1997                                  19
       Notes to Consolidated Financial Statements                  20-32

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


     The Board of Directors and Shareholders of
     National Capital Management Corporation:

     We have audited the accompanying consolidated balance sheet of National Capital Management Corporation (a Delaware corporation) as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Capital Management Corporation at December 31, 1998, and the consolidated results of its operations and its cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.


     /s/ JANOVER RUBINROIT, LLC

     Garden City, New York
     March 30, 1999

                 NATIONAL CAPITAL MANAGEMENT CORPORATION
                       CONSOLIDATED BALANCE SHEET
                            DECEMBER 31, 1998


      ASSETS
Cash and cash equivalents                                         $ 2,058,674
Notes receivable                                                       75,000
Accounts receivable                                                     3,711
Property and equipment, less accumulated depreciation
 of $80,718                                                            24,113
Net assets of discontinued operations -
 Real Estate Segment (Note 5)                                          11,426
Other assets                                                           39,960

Total assets                                                      $ 2,212,884

     LIABILITIES AND SHAREHOLDERS' EQUITY

Net liabilities of discounted operations -
  Viatical Settlements Segment (Note 3)                           $   493,015
Accrued liabilities                                                    71,007

Total current liabilites                                              564,022

Shareholders' equity (Notes 9 and 10):
 Preferred stock, $0.01 par value, 3,000,000 shares
    authorized, no shares issued or outstanding                         -
 Common stock, $0.01 par value, 6,666,666 shares
    authorized, 1,813,056 shares issued,
   1,673,190 outstanding                                               16,732
 Additional paid-in capital                                        23,125,123
 Accumulated deficit                                              (21,318,776)
 Treasury stock, 139,866 shares                                      (174,217)

Total shareholders' equity                                          1,648,862

Total liabilities and shareholders' equity                        $ 2,212,884


     The accompanying notes are an integral part of this statement.

                                      -16-

                 NATIONAL CAPITAL MANAGEMENT CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS

<CAPTION
                                                      Years ended December 31,
                                                          1998        1997
Income (expense):
 Other income                                           $207,820   $   584,876
 Corporate administrative expense                       (643,446)   (1,589,053)
 Change in accounting estimate - increase
  in estimated cost on disposal of Viatical
  Settlements Segment (Note 3)                          (522,000)        -

Net loss from continuing operations before tax          (957,626)   (1,004,177)

Provision for income taxes                                  -            -

Net loss from continuing operations after tax           (957,626)   (1,004,177)

Discontinued operations:
 Net operating loss:
    Viatical Settlements Segment (Note 3)                (58,039)     (374,413)
    Real Estate Segment (Note 5)                         (23,135)      (46,568)
 Net gain on disposal of Real Estate
    Segment, net of taxes (Note 5)                       695,270         -

Net income (loss) from discontinued operations           614,096      (420,981)

Net loss                                             $  (343,530)  $(1,425,158)

Net loss from continuing operations
 per share                                                 $(.57)        $(.60)

Net income (loss) from discontinued operations
 per share                                                   .37          (.25)

Net loss per share                                         $(.20)        $(.85)

Average number of shares outstanding                   1,673,190     1,673,190

     The accompanying notes are an integral part of this statement.

                 NATIONAL CAPITAL MANAGEMENT CORPORATION
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1998 and 1997


                               Additional                           Total
                      Common    Paid-in    Accumulated  Treasury  Shareholders'
                      Stock     Capital     Deficit      Stock      Equity
Balances at
 December 31, 1996   $16,732  $23,125,123 $(19,550,088) $(174,217) $3,417,550

Net loss               -          -         (1,425,158)      -     (1,425,158)

Balances at
 December 31, 1997    16,732    3,125,123  (20,975,246)  (174,217)  1,992,392

Net loss                -          -          (343,530)      -       (343,530)

Balances at
 December 31, 1998   $16,732  $23,125,123 $(21,318,776) $(174,217) $1,648,862

     The accompanying notes are an integral part of this statement.

                 NATIONAL CAPITAL MANAGEMENT CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Years Ended December 31,
                                                          1998       1997
Cash flows from operating activities:
 Net loss                                              $(343,530) $(1,425,158)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                          8,760       8,760
     Gain on sale of real estate segment                 (695,270)     -
     Reduction in value of Viatical Settlements
       Segment                                            522,000      -
     Reduction in value of notes receivable                 2,005     979,408
     Changes in operating assets and liabilities:
       Increase in accounts receivable                     (3,711)    (61,483)
       Decrease in accrued liabilities                    (32,292)   (165,070)
       Increase in other assets                            (3,736)     -

         Net cash used in operating activities           (545,774)   (663,543)

Change in net assets of discontinued operations           (23,683)    304,267

Cash flows from investing activities:
 Additional loan to Jensen                                   -       (236,035)
 Collections on notes receivable                           72,995      -
 Proceeds from sale of real estate segment              2,499,101      -

         Net cash provided by (used in) financing
            activities                                  2,572,096    (236,035)

Increase (decrease) in cash and cash equivalents        2,002,639    (595,311)

Cash and cash equivalents at beginning of period           56,035     651,346

Cash and cash equivalents at end of period             $2,058,674  $   56,035

     The accompanying notes are an integral part of this statement.

                NATIONAL CAPITAL MANAGEMENT CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998


     NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

     National Capital Management Corporation ("NCMC"or the "Company") is a holding company that currently is completing the orderly liquidation of its discontinued operations, while seeking other acquisitions.

     Prior to 1995, the Company had been comprised of three distinctly different operating businesses, the Viatical Settlements Segment, which was operated through National Capital Benefits Corporation ("NCBC"), a wholly owned subsidiary, the Real Estate Segment and the Industrial Products Segment. The Industrial Products Segment and Real Estate Segment were discontinued in 1995. The Viatical Settlements Segment was discontinued in 1996. (Notes 3, 5 and 6).

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

     Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the valuation reserve against the cost of purchased policies, and the realizability of net deferred tax assets. See Notes 3 and 8.

     Accounting for long-lived assets

     For the calendar year ended December 31, 1996, the Company adopted SFAS 121, "Accounting for the Impairment of Long-lived assets and for Long-Lived Assets to Be Disposed Of", and determined that certain adjustments for impairments were required. In addition to the write down of several assets of the Company, a $1.5 million valuation reserve was established during 1996, as adjusted during the year ended December 31, 1998, against the cost of purchased policy costs in order to reflect management's estimate of the fair market value of the net assets (Note 3).

     The accuracy of the valuation reserve established by the Company (Note 3) is directly related to NCBC's assumptions regarding the remaining life expectancy of terminally ill individuals. While NCBC believes that its estimate of life expectancy, and the related valuation reserve will approximate actual experience, given the inherent scientific uncertainty of such estimates, including the impact of recent medical treatments that might extend life expectancies, there can be no assurance that these policies will mature in accordance with management's estimates.
     Therefore, the Company established a $1,500,000 valuation reserve against purchase policy costs during 1996 and as adjusted during the year ended December 31, 1998. During the fourth quarter ended December 31, 1997, the Company increased its original reserve by $350,000. The amount of the reserve was determined based on projections of expected cash inflows from maturities and reinsurance claims, and cash outflows for debt service and operating costs during the portfolio administration process, which is expected to take several more years (Note 3).

     Management has reevaluated the expected costs of operations and has accordingly increased the reserve by $522,000 as of December 31, 1998. The amount is reflected as a charge to continuing operations on the Consolidated Statements of Operations.

     Statement of Cash Flows

     The Company considers all short-term highly liquid investments purchased with a maturity of three months or less to be cash and cash equivalents for purposes of the Consolidated Statement of Cash Flows.

     Cash paid for interest was approximately $1,022,000 and $1,087,000, for 1998 and 1997, respectively. The Company paid approximately $55,000 for state income taxes as a result of the gain on the sale of the real estate segment during 1998, and no material amounts for income taxes during 1997.

     In April 1998, the Company sold its remaining real estate property in which the Company received cash of approximately $2,500,000, and recognized a net gain of $695,270 in connection with the sale.

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

     NOTE 3 - DISCONTINUED OPERATIONS - VIATICAL SETTLEMENTS SEGMENT

     The results of the Viatical Settlements Segment have been reported separately as discontinued operations in these consolidated statements of operations.

     In December 1996, the Company decided to discontinue the operations of the Viatical Settlements Segment. The Company reduced its staff and expects that the remaining personnel will administer the orderly liquidation of its existing portfolio. It is expected that this process will take several more years. The Company established a $1,500,000 valuation reserve during 1996, and as adjusted during the year ended December 31, 1998, against purchased policy costs which represents the estimated expected loss on holding the remaining policies to maturity in order to reflect management's estimate of the fair market value of the net assets. During the fourth quarter ended December 31, 1997, the Company increased its original reserve by $350,000. The amount of the reserve was determined based on projections of expected cash inflows from maturities and reinsurance claims, and cash outflows for debt service and operating costs during the portfolio administration process, which is expected to take several more years. Management has reevaluated the expected costs of operations and has accordingly increased the reserve by $522,000 as of December 31, 1998. The amount is reflected as a charge to continuing operations on the Consolidated Statements of Operations.

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

     Summarized below are the operations of the Company's Viatical Settlements Segment for the years ended December 31, 1998 and 1997.

                                                       For the year ended
                                                           December 31,
                                                         1998        1997
     Revenue accrued and received                      $3,274,069  $5,203,919
     Cost of insurance policies                        (2,617,045) (4,203,385)
     Write-off against valuation reserve                  903,278     801,823
     Increase in valuation reserve                         -         (350,000)

     Earned discount                                    1,560,302   1,452,357
     Interest expense                                  (1,061,743) (1,275,111)

     Earned discount after interest expense               498,559     177,246
     Selling and administrative expenses                 (555,510)   (550,571)
     Depreciation and amortization                         (1,088)     (1,088)

     Net loss                                          $  (58,039) $ (374,413)

     NOTE 3 - DISCONTINUED OPERATIONS - VIATICAL SETTLEMENTS SEGMENT
     (CONTINUED)

     The components of the Viatical Settlements Segment net liabilities from discontinued operations in the consolidated balance sheet as of December 31, 1998 are as follows:

     Purchased policy costs, less amortized
      policy costs of $20,668,126                                  $1,583,337
     Valuation reserve                                               (666,899)
     Accrued policy revenues, less matured
       revenues valuation of $9,586,769                            15,266,332
     Revolving credit facility                                     (3,660,216)
     Subordinated note payable                                     (2,000,000)
     Reinsurance liability                                        (10,522,723)
     Other, net                                                      (492,846)

                                                                  $  (493,015)

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

     NOTE 3 - DISCONTINUED OPERATIONS - VIATICAL SETTLEMENTS SEGMENT
     (CONTINUED)

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

     Additionally, as noted above, the Company established a $1,500,000 valuation reserve against purchased policy costs during 1996, and as adjusted during the year ended December 31, 1998, which reflects the estimated expected loss on holding the remaining policies to maturity. During the fourth quarter ended December 31, 1997, the Company increased its original reserve by $350,000. As of December 31, 1998, the Company increased the reserve by $522,000 as a result of management's reevaluation of the expected costs of operations. The amount is reflected as a charge to continuing operations on the Consolidated Statements of Operations.

     At December 31, 1998 the face value of purchased insurance policies remaining in NCBC's portfolio was approximately $17.4 million. NCBC did not purchase any new policies during 1998. During 1998 and 1997, approximately $1.8 million and $1.4 million face value of policies matured, respectively.

     Since the Viatical Settlement Segment is discontinued, these amounts, as well as the interest expense and most selling and administrative expenses, are written off against the valuation reserve.

     Revolving Credit Facility and Subordinated Note Payable

     Effective as of December 29, 1995, NCBC entered into a revolving credit facility ("Facility") with a credit limit of up to $15,000,000, which originally expired December 31, 1998 (see below). The closing of the transaction was January 8, 1996. The Facility is secured by all the assets of NCBC, including purchased insurance policies. The Facility bears interest at 1/2% over the lender's prime rate or 2-7/8% over the 90 day London Inter-Bank Offer Rate ("Libor") at the option of NCBC (5.213% at December 31, 1998).

     Under the terms of the Facility, the lender initially loaned NCBC a specified percentage of the cost of the insurance policies purchased, and the insurance policies purchased by NCBC had to meet certain underwriting criteria as established in the Facility. Repayment of outstanding principal is required as insurance proceeds from matured policies are collected.

     NCBC negotiated a modification to the Facility, as of November 30, 1996, and can no longer use the Facility to purchase additional policies. However, the Facility does provide for the drawdown of a specified percentage of the policy portfolio and the use of proceeds from maturity and reinsurance claims for debt service and certain operating expenses. The balance outstanding at December 31, 1998 was approximately $3.7 million.

     NOTE 3 - DISCONTINUED OPERATIONS - VIATICAL SETTLEMENTS SEGMENT
     (CONTINUED)

     In addition, as of December 29, 1995, NCBC issued a $2,000,000 subordinated note (the "Note") bearing interest at a rate of 14% with interest payable monthly in arrears. The interest rate on the Note is consistent with a market rate at which a similar borrowing could be obtained by the Company. Therefore, the fair value of the Note approximates the carrying value at December 31, 1998. The note was due December 31, 1998 and is secured by NCBC's purchased insurance policies, subject to the security interest granted to the Facility lender (see below). The purchaser of the Note was granted a Warrant to acquire 12% of the common stock of NCBC (68 shares) at a price of $1.47 per share. The holder of the Warrant can exercise a put of the stock to NCBC under certain conditions, which would guarantee the holder a minimum additional 4% interest on the outstanding balance. In April 1997, the Warrant Agreement was amended to reflect an increased interest rate of 14 3/4% on the Note. In exchange for agreeing to this increase in the interest rate, NCBC, or its assignees, shall have the option to repurchase the Warrant for the sum of $1.00.

     As of December 31, 1998, the Company entered into a commitment to extend the Facility and the Note for a two year period ending December 31, 2000. NCBC paid a $50,000 commitment fee in relation thereto. No formal extension has been executed as of March 30, 1999, and the bank reserves the right to not extend the Facility due to lack of performance by NCBC. The Company anticipates the execution of documents shortly, although there can be no assurance that the execution will take place.

     The proceeds from issuing the Note were received on January 8, 1996, and used to reduce the outstanding balance of the Facility. The interest rate on the Note is consistent with a market rate at which a similar borrowing could be obtained by the Company. Therefore, the fair value of the Note approximates the carrying value at December 31, 1998.

     NOTE 4 - TRANSACTIONS WITH AFFILIATES

     For the two-year period ended December 31, 1997, the Company had agreements with NCM Management Ltd., a real estate company affiliated with Mr. Herbert J. Jaffe, a director of the Company, to provide management services to the Company. The Company also provided compensation and benefits to Mr. Jaffe. Costs incurred under these agreements amounted to approximately $97,000 for 1997.

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

     Messrs. Pinto and Shaw were each compensated $90,000 for 1998, and $98,942 and $100,290, respectively, for 1997, pursuant to these agreements, plus $120,000 and $102,000 during 1998 and 1997, respectively, was paid to them or their assigns for other costs, certain office expenses, including rent for the offices in New York, and related services incurred for Company business.

     NOTE 5 - DISCONTINUED OPERATIONS - REAL ESTATE SEGMENT

     On November 27, 1995, the Company elected to discontinue operations of the Real Estate Segment to concentrate its efforts on its Viatical Settlements Segment. The following is a description of the Company's disposal activities:

     Colony Ridge Apartments: Colony Ridge Apartments was an apartment complex in Decatur, Georgia which was constructed in 1968 and consisted of 23 two-story buildings containing a total of 212 apartment units. On May 6, 1998, the Company sold the Colony Ridge Apartments for $3,650,000. The Company received net proceeds of approximately $2,500,000. The difference between the sales price and the net proceeds received is due to the repayment of the mortgage, state taxes, and miscellaneous expenses. The Company reported a net gain of $695,270.

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

     The Company retained a contingent interest in the cash flows of these partnerships. It is entitled to receive any cash available from property operations, to the extent it exceeds approximately $61,000 annually, and any refinancing proceeds up to a total of approximately $4.5 million, plus interest at 9.25% per annum on the outstanding balance of this amount.
     Any proceeds of sale are to be allocated, first, 99.1% to the new partners until they have received 135% of their investment, less any prior distributions. Any remaining proceeds from a sale are to be allocated to the Company up to $6 million, less any distributions from operations or refinancings as described above. These commitments have not been reflected in the Company's financial statements since their ultimate realization cannot reasonably be determined. In addition, at such time as any tax benefits have been utilized, the Company has the right to purchase the interests of the newly admitted partners for 135% of their contributed capital (minus prior cash payments). Should the Company choose not to exercise such right to purchase the partners' interests, the newly admitted administrative general partner has the right to require the Company to sell all of the assets and liquidate the partnerships. The Company did not fund any operating deficits and has not received any excess cash flows during 1998 and 1997. The Company is entitled to a 2% management fee from the partnerships. In 1998 and 1997 the Company received management fees of approximately $44,000 and $40,000, respectively.

     The results of the Real Estate Segment have been reported separately as discontinued operations in these consolidated statements of operations.

     Summarized below are the operations of the Company's Real Estate Segment for the years ended December 31, 1998 and 1997.

                                                   For the year ended
                                                       December 31,
                                                    1998       1997
     Total revenues                                $393,727  $1,083,537
     Costs and expenses:
      Operations and maintenance                    213,140     598,103
      Property taxes and insurance                   18,782      72,714
      Depreciation and amortization                 100,000     294,708
      Net interest                                   41,095     102,475
      Prepayment penalty                             10,717      -
      Corporate administrative expenses              33,128      62,105

     Total costs and expenses                       416,862   1,130,105

     Net loss                                      $(23,135) $  (46,568)

     The components of the Real Estate Segment net assets from discontinued operations in the consolidated balance sheet as of December 31, 1998 are as follows:

             Cash                $11,426

     NOTE 6 - DISCONTINUED OPERATION - INDUSTRIAL PRODUCTS SEGMENT

     The Industrial Products Segment was discontinued during 1995. It consisted of the Company's wholly-owned subsidiary, Jensen Corporation ("Jensen"), which manufactured and distributed machinery used primarily by commercial laundries, large institutions and hotels as well as commercial compactor products for waste disposal. On November 10, 1995, the Company sold 100% of the common stock of Jensen, located in Fort Lauderdale, Florida to AMKO USA, Inc. ("AMKO"), an affiliate of AMKO International B.V. which is based in The Netherlands, for $1,726,000. The sale proceeds included cash of $415,000 and a promissory note receivable in the amount of $1,311,000 which was secured by Jensen's stock, accounts receivable and inventory. The $1,311,000 note was guaranteed in its entirety by AMKO International B.V., and the sole shareholder of AMKO International B.V. guaranteed, as amended May 16, 1997, the first $500,000 of payments of all notes.

     AMKO also agreed to cause Jensen to pay to the Company a $765,000 obligation in the form of a note, which was loaned to Jensen, $500,000 of which was prior to the sale and $265,000 which was simultaneous with the sale, and an intercompany balance payable by Jensen to the Company of $337,650, which were secured by the assets of Jensen. The first $765,000 of principal payments under these notes were guaranteed by AMKO International B.V.

     The $1,311,000 note was amended May 16, 1997, bore interest at 8.5% per annum and was payable in varying installments with the balance due in April 1998, unless extended as indicated below. The $765,000 note as amended May 16, 1997 bore interest at 8.5% per annum and was payable in varying installments with the balance due in April 1998, unless extended as indicated below. The $337,650 note as amended May 16, 1997 bore interest at 8.5% per annum and was payable in varying installments with the balance due in April 1998, unless extended as indicated below.

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

     As of October, 1997, Jensen stopped making payments as required by the terms of the May 16, 1997 amendment. On November 11, 1997, Jensen filed for Chapter 7 bankruptcy. On March 26, 1998, an auction sale was held, the proceeds of which are either to be distributed pursuant to an evidentiary hearing or a prior court approved agreement with the trustee.

     In March 1999, a settlement was reached with the trustee, in which a payment of $75,000 would be made to NCMC, as a result of the sale of Jensen's inventory in exchange for which NCMC would assert no further claims against the debtor. Such final settlement is subject to court approval.

     As a result of the bankruptcy filing, the Company reduced the value of its notes receivable to $150,000 as of December 31, 1997. The Company has received approximately $73,000 during 1998 and anticipates receipt of of an additional $75,000, (as discussed above), as a result of its efforts.
     The remaining balance has been written off as of December 31, 1998.

     AMKO International filed for and was discharged from the bankruptcy in the Netherlands between January and April 1998.

     The Company has pursued a remedy in judicial proceedings in the Netherlands with a procedural result that would allow the Company to pursue AMKO International in the United States courts. As of February 1999, the Company released both AMKO International and its successor in interest from any claims. In addition, the Company and FNM Bank, (a Netherlands bank), agreed to settle all lender liability claims. As a result of the foregoing, the Company is free to pursue the former owner of AMKO International on his personal guarantee, and will allocate any proceeds received on the basis of 75% to the Company and 25% to FNM Holding, N.V., after all expenses have been paid. The Company cannot predict the outcome of this litigation.

     NOTE 7 - INCOME TAXES

     Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the asset and liability method required by FASB Statement No. 109, "Accounting for Income Taxes". The implementation of Statement 109 did not have a material impact on the Company's financial statements.

     At December 31, 1998, the Company had federal net operating loss carryforwards of approximately $13.3 million. The net operating losses will expire in the various years through December 31, 2012. The Company had state net operating loss carryforwards of various amounts in the states in which it operates.

     At December 31, 1998, the Company had federal alternative minimum tax credits of approximately $13,000, which may be carried forward indefinitely.

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

     A reconciliation of income tax computed at the federal statutory corporate tax rate to income tax expense on the net loss from continuing and discontinued operations is:

                                               Year ended December 31,
                                             1998                 1997
                                       Amount    Percent    Amount    Percent
     Income tax benefit at federal
       statutory rate                 $(116,800)  (34.0)% $(484,554)   (34.0)%
     Valuation allowance                116,800    34.0     484,554     34.0

     Other                               -           -         -          -

                                      $  -           - %  $    -          - %

     Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     The Company has a net deferred tax asset related to discontinued operations at December 31, 1998 and 1997 of approximately $4 million and $3.4 million, respectively. This amount consists primarily of net operating losses and reserves recorded for book and not yet deducted for tax. A valuation allowance has been established to reduce this net deferred asset to zero based upon the uncertainty regarding realization of such tax benefits given the Company's history of operating losses.

     NOTE 8 - SHAREHOLDERS' EQUITY

     No warrants were exercised during 1997, and 863,094 warrants, which represented all warrants outstanding, expired at December 31, 1997. No warrants were issued during 1998.

     On July 29, 1994, NCBC entered into an agreement and acquired certain assets of CAPX Corporation ("CAPX"), including the rights to certain service marks, trade names and proprietary computer software. The purchase price of the assets was $125,000 and the issuance of 33,333 shares of the $.01 par value of NCMC's common stock, which was valued at $5.25 per share, adjusted to reflect the reverse stock split. As part of the agreement, as amended in September 1996, NCMC was required by CAPX to repurchase all of its shares at $5.25 per share on or before January 1997. In conjunction with the September 1996 amendment NCBC paid CAPX $25,000 and the balance of $150,000 was due in January 1997. The agreement was further modified in February 1997, at which time the Company paid $100,000 and the agreement was terminated.

     The Company continues to account for its stock-based warrants using the intrinsic value method in accordance with APB 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

     SFAS 123, "Accounting for Stock-Based Compensation", requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based warrants to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock based warrants. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.
     The Company has determined that the effect of SFAS 123 was immaterial for 1998 and 1997.

     NOTE 9 - COMMITMENTS AND CONTINGENCIES

     NCBC's lease was terminated during January 1997. The landlord retained the $20,000 security deposit, and the Company paid an additional $20,000 for a release from all obligations under the lease.

     NOTE 10 - SETTLEMENT OF LAWSUIT

     The Company received $53,000 during August 1998, as a result of a lawsuit settlement. The amount is included in other income from continuing operations in the Consolidated Statements of Operations.

     NOTE 11 - CONCENTRATION OF RISK

     The Company has bank balances in excess of the $100,000 of depository insurance provided by the Federal Deposit Insurance Corporation.

     NOTE 12 - INTERIM FINANCIAL DATA (UNAUDITED)

                                       First      Second     Third     Fourth
                                       Quarter    Quarter    Quarter   Quarter
     Calendar year ended
       December 31, 1998:
      Net loss from continuing
        operations                   $(126,546) $(232,800)  $(35,303)$(562,977)
      Net income (loss) from
        discontinued operations         12,959    586,241    (17,598)   32,494
       Net loss per share from
        continuing operations:
          Basic and diluted               (.08)      (.14)      (.02)     (.33)
       Net income (loss) per share
         from discontinued operations:
           Basic and diluted               .01        .35       (.01)      .02
      Net income (loss) per share:
        Basic and diluted                 (.07)       .21       (.03)     (.31)
      Denominator for basic and
        diluted income (loss) per
        share - weighted average
        shares                       1,673,190  1,673,190  1,673,190  1,673,190

     Calendar year ended
       December 31, 1997:
      Net income (loss) from
        continuing operations        $(312,852)  $245,648  $(251,420) $(685,553)
      Net income (loss) from
        discontinued operations        (60,545)    14,532    (33,224)  (341,744)
      Net income (loss) per share
        from continuing operations:
          Basic and diluted               (.19)       .15       (.15)      (.41)
      Net income (loss) per share
        from discontinued operations:
          Basic and diluted               (.04)       .01       (.02)      (.20)
      Net income (loss) per share:
        Basic and diluted                 (.22)       .16       (.17)      (.61)
      Denominator for basic and diluted
         income (loss) per share -
         weighted average shares     1,673,190  1,673,190  1,673,190  1,673,190

     NOTE 13 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted income
     (loss) per share:

                                                         Years Ended
                                                  December 31,   December 31,
     Numerator:
       Net loss from continuing operations          (957,626)    (1,004,177)
       Net income (loss) discontinued operations     614,096       (420,981)
       Net loss from continuing operations -
         numerator for basic and diluted loss
         per share                                      (.57)          (.60)
       Net income (loss) from discontinued
         operations - numerator for basic and
         diluted loss per share                          .37           (.25)

     Denominator:
       Denominator for basic and diluted loss
         per share - weighted average shares       1,673,190       1,673,190
       Loss per share:
         Basic and diluted                              (.20)           (.85)


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

     Item 8 - Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     Incorporated by reference from Form 8-K filed by the Company on February 27, 1998.
                                    PART III

     Item 9 - Directors, Executive Officers, Promoters, and Control Persons; Compliance With Section 16(a) of the Exchange Act

     At March 11, 1999, there were four directors on the Company's Board of Directors, two of which are also executive officers of the Company. The principal occupations and affiliations during the last five years of the directors and executive officers are described in the following table. Each director's term of office expires at the next meeting of shareholders following his election and upon the election and qualification of his successor. The executive officers serve at the pleasure of the Board of Directors.

     James Pinto                 Chairman since 1989       NCMC
      Chairman of the Board      Director                  Bristol Hotels &
      Age 48                                               Resorts
      Director since 1988                                  (traveler
                                                            accommodations)
                                 Director                  Anderson Group, Inc.
                                                           (electronics
                                                            company)
                                 Director                  Empire of Carolina,
                                                           Inc. (toys)

     John C. Shaw                Chief Executive Officer   NCMC
      Director and               since 1994
      Chief Executive            Chief Financial Officer   NCMC
      Officer                    since 1997
      Age 45                     Managing Director since   Resource Holdings,
     Director since 1988         1983                      Ltd.
                                                           (investment firm)
                                 1989 to 1992 Co-Chairman  NCMC

     Herbert J. Jaffe            President 1988-1996       NCMC
      Director
      Age 64                     1983-95 Chairman          NCM Management Ltd.
      Director since 1987                                  (real estate
                                                            management company
                                                            of NCMC)

     David Faulkner              1989-1996 Vice Chairman/   Memorex Telex Inc.
      Director                   CFO                        (computer industry)
      Age 58
      Director since July 1994

     Jeffrey Goldstein           Chief Financial Officer     NCMC
      Age 53                     September 1996-June 1997
                                 Chief Executive Officer     NCBC
                                 June 1995-June 1997

                                 Trustee since October 1992  Wedgestone
                                 President 1992-1997         Financial
                                                             (diversified lender
                                                              and
                                                              truck parts
                                                              manufacturer)
     Item 10 - Executive Compensation

     The following table sets forth information in respect to the compensation of the Chief Executive Officer and each of the other two most highly compensated executive officers of NCMC, whose compensation exceeded $70,000, for services in all capacities to the Corporation and its subsidiaries in 1998, 1997 and 1996.

                                                Annual Compensation
                                                                  Other Annual
                                     Year      Salary    Bonus    Compensation
     John C. Shaw                    1998      90,000      -           -
     Chief Executive Officer         1997     100,290      -           -
     Chief Financial Officer         1996     125,000      -           -

     James J. Pinto                  1998      90,000      -           -
     Chairman                        1997      98,942      -           -
                                     1996     125,000      -           -

     Jeffrey S. Goldstein (1)        1998       -
                                     1997       -          -           -
                                     1996      80,000      -           -

     Herbert J. Jaffe (2)            1998       -          -           -
                                     1997       -          -           -
                                     1996      86,664      -           -


     (1) Mr. Goldstein was hired as Chief Executive Officer of NCBC in June 1995 and as Chief Financial Officer of NCMC in September 1996. Mr. Goldstein resigned in June 1997 from NCMC and NCBC to pursue other interests.
    (2)  Mr. Jaffe resigned as president in October 1996.

     No stock options were granted to the individuals named in the summary compensation table during 1998 and none of those individuals exercised a stock option during 1998. All warrants expired on December 31, 1997.

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

     Messrs. Pinto and Shaw were each compensated $90,000 for 1998, and $98,942 and $100,290, respectively, for 1997 pursuant to these agreements, plus approximately $120,000 and $102,000 during 1998 and 1997, respectively, was paid to them or their assigns for other costs, certain office expenses, including rent for the offices in New York, and related services incurred for Company business.

     The bylaws of the Company provide for indemnification by it of its officers and directors to the fullest extent permitted by law. In order to mitigate the cost of indemnification the Company has a policy for directors and officers insurance.

     During 1998, members of the Board of Directors, who are not either employees, officers or consultants of the Company, received quarterly compensation of $2,000 for each meeting attended. Directors are entitled to be reimbursed for reasonable out of pocket expenses incurred with respect to meetings of the Board.

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

                                                  Beneficial Owner of
                                                   NCMC Common Stock
                                              Number of        Percent of
                                               Shares            Class
     Name and address of NCMC
       Beneficial Owner (1)

     RHEC, L.P.                                388,681            23.2%
      10 East 53rd Street
      New York, NY 10022

     Herbert J. Jaffe                           11,512(2)           *

     James J. Pinto                            309,748            18.5%

     John C. Shaw                              483,570            28.9%

     David Faulkner                              -                  *

     Jeffrey S. Goldstein                        -                  *

     All executive officers and
      directors as a group
      (5 persons)                              804,830(3)         48.1%

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

     3. Includes 400,060 shares of NCMC common stock owned by NCM Holdings and RHEC, L.P.

     Item 12 - Certain Relationships and Related Transactions

     The Company and NCM Management Ltd. ("NCM") agreed that NCM would provide real estate management services through December 1998 and provide personnel, equipment and facilities for the day to day management and operations of the Company including supervision of its remaining real estate properties. As compensation for its services, NCM received a monthly management fee of 4% of revenues from Colony Ridge Apartments, and 6% of revenues from Redbird Trails Apartments and North Oak Apartments from January 1, 1996 until August 31, 1996 and 4% for all properties thereafter. Mr. Jaffe, a director of the Company, is NCM's Chairman of the Board. He also owns approximately 33% of the outstanding capital stock of NCM and may be deemed to have a material interest in all payments to NCM. During 1998, NCM did not receive any compensation.

     The Company maintains an office in New York for use by its executive officers and consultants at the premises of Resource Holdings, Ltd. ("Resource"). The Company is not a party to a lease, but there is an understanding that NCMC will pay rent for the offices in New York until the end of 1999. In addition, in accordance with its agreement with Resource, the Company has deposited with Resource's landlord the amount of $37,746 which will be returned, plus interest, to the Company on termination of Resource's lease. The Company reimbursed approximately $109,000 to Resource for providing such office space and related services in 1998. Mr. Shaw, a director of the Company, is a managing director and significant shareholder of Resource, and therefore may be deemed to have an interest in any payments to Resource.

     Stock Transaction Reports by Officers, Directors and 10% Stockholders

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Other than one late filing by Mr. Shaw, to the Company's knowledge, based solely on copies of reports furnished to the Company and information furnished by the reporting persons, each officer, director and 10% stockholder of the Company was in compliance with all reporting requirements under Section 16(a) for the year ended December 31, 1998.

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




                        By:                           /s/ HERBERT J. JAFFE
                             Herbert J. Jaffe, Director
                             March 30, 1999




                        By:                             /s/ JAMES PINTO
                             James Pinto, Director
                             March 30, 1999



                        By:                              /s/ JOHN C. SHAW
                             John C. Shaw, Director
                             March 30, 1999



                        By:                            /s/ DAVID FAULKNER
                             David Faulkner, Director
                             March 30, 1999