Form 10QSB
period 1999-03-31
NATIONAL CAPITAL MANAGEMENT CORP
filed 1999-05-17
CIK 826495

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                               FORM 10-QSB

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934

     For the Quarter Ended March 31, 1999

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

                     Yes      X           No ___________

     Number of common shares outstanding as of March 31, 1999:

           Common stock, $0.01 par value, 1,673,190  shares

                  NATIONAL CAPITAL MANAGEMENT CORPORATION
                       FORM 10-QSB QUARTERLY REPORT
                             MARCH 31, 1999



                           TABLE OF CONTENTS



                                                                  PAGE

                    PART I.  FINANCIAL INFORMATION

     Consolidated Balance Sheets as of March 31, 1999
      (unaudited) and December 31, 1998                            3
     Consolidated Statements of Operations for the three
      months ended March 31, 1999 and 1998 (unaudited)             4
     Consolidated Statements of Cash Flows for the three
      months ended March 31, 1999 and 1998 (unaudited)             5
     Notes to Consolidated Financial Statements                 6-11

     ITEM II. Management's Discussion and Analysis of
                Financial Condition and
                Results of Operations                          12-14

                      PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                   15
     Item 2.  Changes in Securities                               15
     Item 3.  Defaults Upon Senior Securities                     15
     Item 4.  Submission of Matters to a Vote of
              Security Holders                                    15
     Item 5.  Other Information                                   15
     Item 6.  Exhibits and Reports on Form 8-K                    15
              Signatures                                          16

                  NATIONAL CAPITAL MANAGEMENT CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                   MARCH 31, 1999 AND DECEMBER 31, 1998

                                                   March 31,   December 31,
                                                    1999         1998
         ASSETS                                  (Unaudited)    (Audited)

     Cash and cash equivalents                     $1,931,982  $2,058,674
     Other receivable                                  75,000      75,000
     Accounts receivable                                3,854       3,711
     Property and equipment, less accumulated
      depreciation of $82,908 and $80,718 at
      March 31, 1999 and December 31, 1998,
      respectively                                     21,923      24,113
     Net assets of discontinued operations -
      Real Estate Segment                              11,027      11,426
      Viatical Settlements Segment                          1      -
     Other assets                                      37,746      39,960

     Total assets                                  $2,081,533  $2,212,884

          LIABILITIES AND SHAREHOLDERS' EQUITY

     Net liabilities of discontinued operations -
       Viatical Settlements Segment                $   -       $  493,015
     Accrued liabilities                               49,602      71,007

     Total current liabilities                         49,602     564,022

     Shareholders' equity:
      Preferred stock, $0.01 par value,
        3,000,000 shares authorized, no shares
        issued and outstanding                         -           -
      Common stock, $0.01 par value, 6,666,666
        shares authorized, 1,813,056 shares
        issued, 1,673,190 outstanding                  16,732      16,732
      Additional paid-in capital                   23,618,139  23,125,123
      Accumulated deficit                         (21,428,723)(21,318,776)
      Treasury stock, 139,866 shares at
        March 31, 1999 and
        December 31, 1998                            (174,217)   (174,217)

     Total shareholders' equity                     2,031,931   1,648,862

     Total liabilities and shareholders' equity    $2,081,533  $2,212,884

See Accompanying Notes to Financial Statement.

                  NATIONAL CAPITAL MANAGEMENT CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                        1999        1998
                                                     (Unaudited) (Unaudited)
     Income (expense):
      Other income                                    $  16,692  $  10,893
      Corporate administrative expense                 (122,490)  (137,439)

     Net loss from continuing operations before tax    (105,798)  (126,546)

     Provision for income taxes                           -          -

     Net loss from continuing operations after tax     (105,798)  (126,546)

     Discontinued operations:
      Net operating income (loss):
         Viatical settlements (Note 2)                   (3,750)    -
         Real estate segment (Note 3)                      (399)    12,959

     Net income (loss) from discontinued operations      (4,149)    12,959

     Net loss                                         $(109,947) $(113,587)

     Net loss from continuing operations per share        $(.06)     $(.08)

     Net income (loss) from discontinued
      operations per share                                 (.01)       .01

     Net loss per share                                   $(.07)     $(.07)

     Average number of shares outstanding             1,673,190  1,673,190

     See Accompanying Notes to Financial Statements.

                  NATIONAL CAPITAL MANAGEMENT CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                      1999         1998
                                                   (Unaudited)  (Unaudited)
     Cash flows from operating activities:
      Net loss                                     $ (109,947)  $(113,587)
      Adjustments to reconcile net loss to
        net cash used in operating activities:
               Depreciation                             2,190       2,190
      Changes in operating assets and liabilities:
          Increase in accounts receivable                (143)       -
          Increase (decrease) in accounts
            payable and accrued liabilities           (21,405)     85,212
          Decrease in other assets                      2,214        -

     Net cash used in operating activities           (127,091)    (26,185)

     Change in net assets of discontinued
      operations                                          399       2,051

     Decrease in cash and cash equivalents           (126,692)    (24,134)

     Cash and cash equivalents at beginning
      of period                                     2,058,674      56,035

     Cash and cash equivalents at end of period    $1,931,982   $  31,901

     Supplemental information:

      Interest paid                                  $122,004    $269,131

     See Accompanying Notes to Financial Statements.

                       NATIONAL CAPITAL MANAGEMENT CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998
                                  (Unaudited)


     NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

     The financial information for the three month period ended March 31, 1999 and 1998 presented in this Form 10-QSB has been prepared from the accounting records without audit. The information furnished reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of interim periods. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for a full year. The consolidated balance sheet as of December 31, 1998 has been derived from audited financial statements. This report should be read in conjunction with the consolidated financial statements included in the Company's December 31, 1998 Annual Report to shareholders on Form 10-KSB as filed with the Securities and Exchange Commission.

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

     NOTE 2 - DISCONTINUED OPERATIONS - VIATICAL SETTLEMENTS SEGMENT
     The results of the Viatical Settlements Segment have been reported separately as discontinued operations in these consolidated statements of operations.

     NOTE 2 - DISCONTINUED OPERATIONS - VIATICAL SETTLEMENTS SEGMENT
              (CONTINUED)

     In December 1996, the Company decided to discontinue the operations of the Viatical Settlements Segment. The Company reduced its staff and expects that the remaining personnel will administer the orderly liquidation of its existing portfolio. It is expected that this process will take several more years. The Company established a $1,500,000 valuation reserve during 1996, and as adjusted during the quarter ended March 31, 1999, against accrued policy revenues and purchased policy costs which represents the estimated expected loss on holding the remaining policies to maturity in order to reflect management's estimate of the fair market value of the net assets. During the fourth quarter ended December 31, 1997, the Company increased its original reserve by $350,000. In addition, management reevaluated the expected costs of operations and accordingly increased the reserve by $522,000 as of December 31, 1998.
     The amount of the reserve was determined based on projections of expected cash inflows from maturities and reinsurance claims, and cash outflows for debt service and operating costs during the portfolio administration process, which is expected to take several more years.

     Because the Company is under no obligation to fund the liability associated with the cost of operations of the Viatical Settlements Segment, the liability of the discontinued operation at December 31, 1998 has been reclassified to additional paid-in-capital and the value of the Viatical Settlements Segment as of March 31, 1999 is $1.

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

     Summarized below are the operations of the Company's Viatical Settlements Segment for the three months ended March 31, 1999 and 1998:

                                                      1999          1998
                                                   (Unaudited)  (Unaudited)
     Revenue accrued and received                    $471,304  $1,033,738
     Cost of insurance policies                      (356,881)   (756,843)
     Valuation reserve income                          94,088      92,205
     Earned discount                                  208,511     369,100
     Interest expense                                (140,000)   (308,374)
     Earned discount after interest expense            68,511      60,726
     General and administrative expenses               71,937      60,453
     Depreciation and amortization                        324         273

     Net loss                                        $ (3,750) $    -

     NOTE 2 - DISCONTINUED OPERATIONS - VIATICAL SETTLEMENTS SEGMENT
              (CONTINUED)

     The components of the Viatical Settlements Segment net assets (liabilities) from discontinued operations in the consolidated balance sheets as of March 31, 1999 and December 31, 1998 are as follows:

                                                 March 31,    December 31,
                                                   1999           1998
                                                (Unaudited)    (Audited)
     Purchased policy costs, less amortized
       policy costs of $21,025,066 and
       $20,668,126, respectively                 $ 1,226,367   $ 1,583,337
     Valuation reserve                              (572,891)     (666,899)
     Accrued policy revenues, less matured
       revenues valuation of $9,949,269 and
       $9,586,769, respectively                   15,124,774    15,266,332
     Revolving credit facility                    (2,380,791)   (3,660,216)
     Subordinated note payable                    (2,000,000)   (2,000,000)
     Reinsurance liability                       (11,377,619)  (10,522,723)
     Other, net                                      (19,839)     (492,846)

                                                 $         1   $  (493,015)

     NOTE 3 - DISCONTINUED OPERATIONS - REAL ESTATE SEGMENT

     On November 27, 1995, the Company elected to discontinue operations of the Real Estate Segment to concentrate its efforts on its Viatical Settlements Segment. The following is a description of the Company's recent disposal activity:

     Colony Ridge Apartments

     Colony Ridge Apartments was an apartment complex in Decatur, Georgia which was constructed in 1968 and consisted of 23 two-story buildings containing a total of 212 apartment units. On May 6, 1998, the Company sold the Colony Ridge Apartments for $3,650,000. The Company received net proceeds of approximately $2,500,000. The difference between the sales price and the net proceeds received was due to the repayment of the mortgage, state taxes, and miscellaneous expenses. The Company reported a gain, net of income taxes, of $695,270 during 1998.

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

     The Company retained a contingent interest in the cash flows of these partnerships. It is entitled to receive any cash available from property operations, to the extent it exceeds approximately $61,000 annually, and any refinancing proceeds up to a total of approximately $4.5 million, plus interest at 9.25% per annum on the outstanding balance of this amount.
     Any proceeds of sale are to be allocated, first, 99.1% to the new partners until they have received 135% of their investment, less any prior distributions. Any remaining proceeds from a sale are to be allocated to the Company up to $6 million, less any distributions from operations or refinancings as described above. These commitments have not been reflected in the Company's financial statements since their ultimate realization cannot reasonably be determined. In addition, at such time as any tax benefits have been utilized, the Company has the right to purchase the interests of the newly admitted partners for 135% of their contributed capital (minus prior cash payments). Should the Company choose not to exercise such right to purchase the partners' interests, the newly admitted administrative general partner has the right to require the Company to sell all of the assets and liquidate the partnerships. The Company did not fund any operating deficits and has not received any excess cash flows for the three months ended March 31, 1999 and 1998. The Company is entitled to a 2% management fee from the partnerships. For the three month period ended March 31, 1999 and 1998 the Company received management fees of approximately $7,700 and $11,000, respectively.

     The Company is presently in negotiations with NCM Management Ltd., the real estate company currently providing management services to these properties, to sell its residual interest in such properties, including the right to receive the aforementioned management fee, for a fee of $335,000. Negotiations are preliminary, however, and the Company makes no assurances that this transaction will be consummated.

     The results of the Real Estate Segment have been reported separately as discontinued operations in these consolidated statements of operations.

     Summarized below are the operations of the Company s Real Estate Segment for the three months ended March 31, 1999 and 1998:

                                                        1999        1998
                                                    (Unaudited)  (Unaudited)
     Total revenues                                    $  -      $279,588

     Costs and expenses:
       Operations and maintenance                         -       147,432
       Property taxes and insurance                       -        20,042
       Depreciation and amortization                      -        75,000
       Net interest                                       -        24,155
       Corporate administrative expense                    399      -

     Total costs and expenses                              399    266,629

     Net income (loss)                                 $  (399)  $ 12,959

     The components of the Real Estate Segment net assets from discontinued operations in the consolidated balance sheets as of March 31, 1999 and December 31, 1998 are as follows:

                                                  March 31,     December 31,
                                                   1999             1998
                                                (Unaudited)      (Audited)
      Cash                                        $11,027          $11,426

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

     In March 1999, a settlement was reached with the trustee, in which a payment of $75,000 would be made to NCMC, as a result of the sale of Jensen's inventory, in exchange for which NCMC would assert no further claims against the debtor. This payment was received in May 1999.

     As a result of the bankruptcy filing, the Company reduced the value of its notes receivable to $150,000 as of December 31, 1997. The Company received approximately $73,000 during 1998 and the remaining balance was written off as of December 31, 1998.

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

                   NATIONAL CAPITAL MANAGEMENT CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

     Overview

     The following is a discussion and analysis of the consolidated financial condition of the Company as of March 31, 1999 and of the results of operations for the Company for the three months ended March 31, 1999 and 1998, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following is supplemental to and should be read in conjunction with the Company's December 31, 1998 Annual Report to shareholders on Form 10-KSB as filed with the Securities and Exchange Commission, and the financial information and accompanying notes beginning on page 3 of this report.

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

     Accounting for long-lived assets

     For the three months ended March 31, 1999 and calendar year December 31, 1998, the Company has applied SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and determined that certain adjustments for impairment were required. In addition to the write-down of several assets of the Company, a $1.5 million valuation reserve was established during 1996 against accrued policy revenues and purchased policy costs in order to reflect management's estimate of the fair market value of the net assets. During the fourth quarter ended December 31, 1997 and 1998, the Company increased its original reserve by $350,000 and $522,000, respectively (Note 2).

     The accuracy of the valuation reserve established by the Company (Note 2) is directly related to NCBC's assumptions regarding the remaining life expectancy of terminally ill individuals. While NCBC believes that its estimate of life expectancy, and the related valuation reserve will approximate actual experience, given the inherent scientific uncertainty of such estimates, including the potential impact of recently announced medical treatments that might extend life expectancies, there can be no assurance that these policies will mature in accordance with management's estimates. Therefore, the Company established a $1,500,000 valuation reserve against accrued policy revenues and purchase policy costs during 1996, which is adjusted quarterly. During the fourth quarter ended December 31, 1997, the Company increased its original reserve by $350,000. In addition, management reevaluated the expected costs of operations and accordingly increased the reserve by $522,000 as of December 31, 1998.
     The amount of the reserve was determined based on projections of expected cash inflows from maturity and reinsurance claims, and cash outflows for debt service and operating costs during the portfolio administration process which is expected to take several more years (Note 2).

     Financial condition and liquidity

     The Company's cash decreased from $2,058,674 as of December 31, 1998 to $1,931,982 at March 31, 1999, principally as a result of financing operating activities.

     Other than in its Viatical Settlements Segment, the Company does not have any existing general credit facilities to fund its ongoing working capital requirements. These lending facilities were amended in 1997 in light of management's decision to discontinue the Viatical Settlements Segment and liquidate the portfolio.

     Results of operations

     As a result of the Company's decision to discontinue its Viatical Settlements Segment in December 1996, the Company ceased purchasing insurance policies from individuals. The Company may, however, seek the purchase of a portfolio of life insurance policies to the extent each of the policies in such a bulk purchase is within the guidelines set forth in the reinsurance agreements with NCBC. As previously announced, NCBC has restructured its organization and reduced its office staff to one person. Management anticipates that this remaining person, as well as NCMC management, will manage NCBC's existing portfolio of approximately $17 million of insurance policies. Management estimates that the administration of these policies will take several more years.

     During the three months ended March 31, 1999, approximately $362,500 of life insurance policies matured as compared to $137,500 for the same period last year.

     The recognition of earned discount and the ultimate profitability associated with purchased insurance policies is directly related to NCBC's assumptions regarding the remaining life expectancy of terminally ill individuals. Such estimates were made when the insurance policy was purchased based upon facts and circumstances then known. While NCBC believes that its estimate of life expectancy, and the related recognition of earned discount will closely approximate actual experience, given the inherent scientific uncertainty of such estimates, including the potential impact of recently announced medical treatments that might extend life expectancies, there can be no assurance that these policies will mature in accordance with management's estimates. Therefore, the Company established a $1,500,000 valuation reserve against accrued policy revenues and purchase policy costs during 1996, and as adjusted during the three months ended March 31, 1999. During the fourth quarter ended December 31, 1997 and 1998, the Company increased its original reserve by $350,000 and $522,000, respectively. The amount of the reserve was determined based on projections of expected cash inflows from maturity and reinsurance claims, and cash outflows for debt service and operating costs during the portfolio administration process which is expected to take several more years (Note 2).

     On May 6, 1998, the Company sold the Colony Ridge Apartments for $3,650,000. The Company received net proceeds of approximately $2,500,000. The difference between the sales price and the net proceeds received was due to the repayment of the mortgage, state taxes, and miscellaneous expenses. The Company reported a gain, net of income taxes, of $695,270 during 1998.

     YEAR 2000

     The Year 2000 problem is the result of computer programs being written with two digits instead of four digits to define the applicable year. The Company believes based upon its internal reviews and other factors, that future external and internal costs to be incurred relating to the modification of internal-use software for the Year 2000 will not have a material adverse effect on the Company's results of operations or financial position. The Company, due to the fact that it is in the process of orderly liquidating its discontinued operations, only makes minimal use of computers in operating its business. In addition, the Company believes that its internal computer systems, facilities and equipment will be upgraded, where required, for Year 2000. However, there is no assurance that all of the upgrades will be completed in time or function as intended. In such an event, the Company may experience significant disruptions, the cost of which the Company is unable to estimate at this time. The Company, also, cannot assure that its failure or failure of third parties to address adequately Year 2000 issues will not have a material effect on the Company.

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