Form 10QSB
period 1999-06-30
FRAGRANCENET COM INC
filed 1999-08-16
CIK 826495

U.S. SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, DC 20549

                              FORM 10-QSB

                    Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

     For the Quarter Ended June 30, 1999

     Commission file number 0-16819

                           FragranceNet.com, Inc.
        (Exact name of registrant as specified in its charter)

           Delaware                                  94-3054267
     (State or other jurisdiction of    (I.R.S.Employer Identification Number)
     incorporation or organization)

     2070 Deer Park Avenue   Deer Park       NY         11729
     (Address of principal executive offices)         (Zip Code)
     Registrant's telephone number, including area code   (516) 242-3205
     Former name, former address and former fiscal year, if changed from last report

     National Capital Management Corporation 520 Madison Ave. N.Y., N.Y. 10022

     Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes      X           No ___________

     Number of common shares outstanding as of June 30, 1999:

           Common stock, $0.01 par value, 1,673,190 shares

                        FRAGRANCENET.COM, INC.
            (FORMERLY NATIONAL CAPITAL MANAGEMENT CORPORATION)
                     FORM 10-QSB QUARTERLY REPORT
                             JUNE 30, 1999



                           TABLE OF CONTENTS



                                                                  PAGE

                    PART I.  FINANCIAL INFORMATION

     Consolidated Balance Sheets as of June 30, 1999
      (unaudited) and December 31, 1998                            3
     Consolidated Statements of Operations for the three
       and six months ended June 30, 1999 and 1998 (unaudited) 4 Consolidated Statements of Cash Flows for the six
       months ended June 30, 1999 and 1998 (unaudited)             5
     Notes to Consolidated Financial Statements                 6-11

     ITEM II. Management's Discussion and Analysis of
                Financial Condition and
                Results of Operations                          12-14

                      PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                   15
     Item 2.  Changes in Securities                               15
     Item 3.  Defaults Upon Senior Securities                     15
     Item 4.  Submission of Matters to a Vote of
              Security Holders                                    15
     Item 5.  Other Information                                   15
     Item 6.  Exhibits and Reports on Form 8-K                    15
              Signatures                                          16

                        FRAGRANCENET.COM, INC.
          (FORMERLY NATIONAL CAPITAL MANAGEMENT CORPORATION)
                      CONSOLIDATED BALANCE SHEETS
                  JUNE 30, 1999 AND DECEMBER 31, 1998

                                                    June 30,   December 31,
                                                      1999       1998
       ASSETS                                      (Unaudited) (Audited)

     Cash and cash equivalents                     $2,106,022  $2,058,674
     Other receivable                                  -           75,000
     Accounts receivable                               -            3,711
     Property and equipment, less accumulated
      depreciation of $-0- and $80,718 at
      June 30, 1999 and December 31, 1998,
      respectively                                     -           24,113
     Net assets of discontinued operations -
      Real Estate Segment                              -           11,426
      Viatical Settlements Segment                                 -
     Other assets                                      -           39,960

     Total assets                                  $2,106,022  $2,212,884

          LIABILITIES AND SHAREHOLDERS' EQUITY

     Net liabilities of discontinued operations -
       Viatical Settlements Segment                $   -       $  493,015
     Accrued liabilities                               34,624      71,007

     Total current liabilities                         34,624     564,022

     Shareholders' equity:
      Preferred stock, $0.01 par value,
        3,000,000 shares authorized, no shares
        issued and outstanding                         -           -
      Common stock, $0.01 par value, 6,666,666
        shares authorized, 1,813,056 shares
        issued, 1,673,190 outstanding                  16,732      16,732
      Additional paid-in capital                   23,618,139  23,125,123
      Accumulated deficit                         (21,389,256)(21,318,776)
      Treasury stock, 139,866 shares at
        June 30, 1999 and
        December 31, 1998                            (174,217)   (174,217)

     Total shareholders' equity                     2,071,398   1,648,862

     Total liabilities and shareholders' equity   $ 2,106,022  $2,212,884

     See Accompanying Notes to Financial Statements.

                        FRAGRANCENET.COM, INC.
          (FORMERLY NATIONAL CAPITAL MANAGEMENT CORPORATION)
                 CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                 Three months ended      Six Months Ended
                                       June 30,               June 30,
                                  1999        1998        1999        1998
                               (Unaudited) (Unaudited) (Unaudited) (Unaudited)
     Income (expense):
      Other income              $ 17,638    $ 66,833    $ 34,330     $ 77,726
      Corporate administrative
        expense                 (301,745)   (299,633)   (424,235)    (437,072)

     Net loss from
      continuing operations
      after tax                 (284,107)   (232,800)   (389,905)    (359,346)

     Discontinued operations:
      Net operating income
       (loss):
         Viatical settlements
           (Note 2)                 -        (25,201)     (3,750)     (25,201)
             Real estate segment
            (Note 3)                -        (43,932)       (399)     (30,973)
         Gain on disposal of
           real estate segment,
           Net of taxes of
           approximately
           $43,000 in 1998
           (Note 3)             323,574      655,374     323,574      655,374

     Net income from
      discontinued
      operations                323,574      586,241     319,425      599,200

     Net income (loss)         $ 39,467     $353,441    $(70,480)    $239,854

     Net loss from
      continuing operations
      per share                  $(.18)       $(.14)      $(.24)        $(.21)

     Net income from
      discontinued operations
      per share                    .20          .35         .20           .35

     Net income (loss)
       per share                 $ .02        $ .21       $(.04)        $ .14

     Average number of
      shares outstanding     1,673,190    1,673,190   1,673,190     1,673,190

     See Accompanying Notes to Financial Statements.

                        FRAGRANCENET.COM, INC.
          (FORMERLY NATIONAL CAPITAL MANAGEMENT CORPORATION)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                      1999         1998
                                                   (Unaudited)  (Unaudited)
     Cash flows from operating activities:
      Net income (loss)                           $  (70,480)    $ 239,854
      Adjustments to reconcile net income (loss)
        to net cash provided by (used in)
        operating activities:
          Depreciation                                 4,380         4,380
          Bad debt expense                             -           127,767
          Gain on sale of real estate segment       (323,574)     (655,374)
          Loss on disposal of fixed assets            19,733          -
      Changes in operating assets and
        liabilities:
          Decrease in accounts receivable              3,711          -
          Increase (decrease) in accounts
            payable and accrued liabilities          (36,382)       44,234
          Increase (decrease) in other assets         39,960        (3,736)

     Net cash used in operating activities          (362,652)     (242,875)

     Change in net assets of discontinued
      operations                                       -          (373,691)

     Cash flows from investing activities:
       Proceeds from sale of real estate segment     335,000     2,499,101
       Collections on notes receivable                75,000        56,785

     Net cash provided by investing activities       410,000     2,555,886

     Increase in cash and cash equivalents            47,348     1,939,320

     Cash and cash equivalents at beginning
       of period                                   2,058,674        56,035

     Cash and cash equivalents at end of period   $2,106,022    $1,995,355

     See Accompanying Notes to Financial Statements.

                        FRAGRANCENET.COM, INC.
          (FORMERLY NATIONAL CAPITAL MANAGEMENT CORPORATION)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1999 AND 1998
                              (Unaudited)


     NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

     The financial information for the three and six month periods ended June 30, 1999 and 1998 presented in this Form 10-QSB has been prepared from the accounting records without audit. The information furnished reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of interim periods. The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results to be expected for a full year. The consolidated balance sheet as of December 31, 1998 has been derived from audited financial statements.
     This report should be read in conjunction with the consolidated financial statements included in the Company's December 31, 1998 Annual Report to shareholders on Form 10-KSB as filed with the Securities and Exchange Commission.

     On July 28, 1999 the Company merged with TeleScents, Inc. and changed its name to FragranceNet.com, Inc. (See Note 6.)

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

     The remainder of the Real Estate Segment was sold for $335,000 in May, 1999 (see Note 3).

     The Viatical Settlement Segment was disposed of in June, 1999 (see Note 2).

     Subsequent to June 30, 1999 the Company declared a dividend of $.58 per share (see Note 6).

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

     In December 1996, the Company decided to discontinue the operations of the Viatical Settlements Segment. The Company reduced its staff and expects that the remaining personnel will administer the orderly liquidation of its existing portfolio. The Company established a $1,500,000 valuation reserve during 1996 against accrued policy revenues and purchased policy costs which represents the estimated expected loss on holding the remaining policies to maturity in order to reflect management's estimate of the fair market value of the net assets. During the fourth quarter ended
     December 31, 1997, the Company increased its original reserve by $350,000. In addition, management reevaluated the expected costs of operations and accordingly increased the reserve by $522,000 as of December 31, 1998.
     The amount of the reserve was determined based on projections of expected cash inflows from maturities and reinsurance claims, and cash outflows for debt service and operating costs during the portfolio administration process, which is expected to take several more years.

     Because the Company is under no obligation to fund the liability associated with the cost of operations of the Viatical Settlements Segment, the liability of the discontinued operation at December 31, 1998 was reclassified to additional paid-in-capital.

     On June 29, 1999, the Company sold all outstanding shares of the Viatical Settlements Segment to an entity controlled by the former Chief Executive Officer/Director of the Company. As consideration, the Purchaser assumed all obligations to Bank One and Bank One Capital Partners V, Ltd.

     Summarized below are the operations of the Company's Viatical Settlements Segment for the three and six months ended June 30, 1999 and 1998:

                                   For the three             For the six
                                    months ended             months ended
                                      June 30,                 June 30,
                                 1999        1998         1999        1998
                              (Unaudited) (Unaudited)  (Unaudited) (Unaudited)
     Revenue accrued and
       received                $374,778    $ 867,340    $846,082    $1,901,078
     Cost of insurance
       policies                (286,026)    (686,820)   (642,907)   (1,443,663)
     Valuation reserve
       income                   116,305      170,532     210,393       262,737
     Earned discount            205,057      351,052     413,568       720,152
     Interest expense          (141,848)    (274,975)   (281,848)     (583,349)
     Earned discount after
      interest expense           63,209       76,077     131,720       136,803
     General and
       administrative
       expenses                 (63,209)    (101,278)   (131,720)     (162,004)

     Net income (loss)         $   -        $(25,201)       -        $ (25,201)

     NOTE 2 - DISCONTINUED OPERATIONS - VIATICAL SETTLEMENTS SEGMENT
     (CONTINUED)

     The components of the Viatical Settlements Segment net assets (liabilities) from discontinued operations in the consolidated balance sheets as of June 30, 1999 and December 31, 1998 are as follows:

                                                  June 30,     December 31,
                                                    1999           1998
                                                 (Unaudited)    (Audited)
     Purchased policy costs, less amortized
       policy costs of $-0- and $20,668,126,
       respectively                              $    -        $ 1,583,337
     Valuation reserve                                -           (666,899)
     Accrued policy revenues, less matured
       revenues valuation of $-0- and
       $9,586,769, respectively                       -         15,266,332
     Revolving credit facility                        -         (3,660,216)
     Subordinated note payable                        -         (2,000,000)
     Reinsurance liability                            -        (10,522,723)
     Other, net                                       -           (492,846)

                                                 $    -        $  (493,015)

     NOTE 3 - DISCONTINUED OPERATIONS - REAL ESTATE SEGMENT

     On November 27, 1995, the Company elected to discontinue operations of the Real Estate Segment to concentrate its efforts on its Viatical Settlements Segment. The following is a description of the Company's recent disposal activity:

     Colony Ridge Apartments

     Colony Ridge Apartments was an apartment complex in Decatur, Georgia which was constructed in 1968 and consisted of 23 two-story buildings containing a total of 212 apartment units. On May 6, 1998, the Company sold the Colony Ridge Apartments for $3,650,000. The Company received net proceeds of approximately $2,500,000. The difference between the sales price and the net proceeds received was due to the repayment of the mortgage, state taxes, and miscellaneous expenses. The Company reported a gain, net of income taxes, of approximately $650,000 during 1998.

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

     The Company retained a contingent interest in the cash flows of these partnerships. For the three and six months ended June 30, 1999 the Company received management fees of approximately $8,400 and $16,100. respectively.

     In May 1999, the Company sold to NCM Management Ltd. the real estate company currently providing management services to these properties, which is controlled by a former Director of the Company, its residual interest in such properties, including the right to receive the aforementioned management fee, for $335,000.

     The results of the Real Estate Segment have been reported separately as discontinued operations in these consolidated statements of operations.

     Summarized below are the operations of the Company s Real Estate Segment for the three and six months ended June 30, 1999 and 1998:

                              For the three months       For the six months
                                 ended June 30,            ended June 30,
                                  1999          1998      1999         1998
                               (Unaudited) (Unaudited) (Unaudited) (Unaudited)
     Total revenues             $   -       $113,560     $   -       $393,148

     Costs and expenses:
       Operations and
          maintenance               -         80,045         -        227,477
       Property taxes and
          insurance                 -          2,101         -         22,143
       Depreciation and
          amortization              -         25,000         -        100,000
       Net interest                 -         16,940         -         41,095
       Corporate administrative
         expenses                    399      33,406          399      33,406

     Total costs and expenses       (399)   (157,492)        (399)   (424,121)

     Net income (loss)          $   (399)   $(43,932)    $   (399)   $(30,973)

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

     In March 1999, a settlement was reached with the trustee, in which a payment of $75,000 would be made to the Company, as a result of the sale of Jensen's inventory, in exchange for which the Company would assert no further claims against the debtor. This payment was received in May 1999.

     As a result of the bankruptcy filing, the Company reduced the value of its notes receivable to $150,000 as of December 31, 1997. The Company received approximately $73,000 during 1998 and the remaining balance was written off as of December 31, 1998.

     AMKO International filed for and was discharged from the bankruptcy in the Netherlands between January and April 1998.

     The Company had pursued a remedy in judicial proceedings in the Netherlands with a procedural result that would allow the Company to pursue AMKO International in the United States courts. As of February 1999, the Company released both AMKO International and its successor in interest from any and all claims. In addition, the Company and FNM Holdings NV (a Netherlands bank) agreed to settle all potential lender liability claims. As a result of the foregoing, the Company was free to pursue the former owner of AMKO International "solely" on his personal guarantee. This claim against the personal guarantee will allocate any proceeds received on the basis of 75% to the Company and 25% to FNM Holding, N.V., after all expenses have been paid. The Company cannot predict the outcome of this litigation or the likelihood that it will be pursued. This claim was assigned to entities controlled by the former Chairman/Director and the former Chief Executive Officer/Director in exchange for their agreement to undertake certain limited indemnifications in connection with the merger.

     NOTE 5 - CONCENTRATION OF RISK

     The Company has bank balances in excess of the $100,000 of depository insurance provided by the Federal Deposit Insurance Corporation.

     NOTE 6 - SUBSEQUENT EVENTS:

     On July 28, 1999, the Company entered into an Agreement and Plan of Merger by and among the Company, FAC, Inc., and TeleScents, Inc. (the "Merger Agreement") pursuant to which the Company, through its wholly-owned subsidiary, FAC, Inc., merged with and into TeleScents, Inc. ("TeleScents"), a private closely-held company organized under the laws of the State of New York. Pursuant to the terms of the Merger Agreement, FAC, Inc. merged with and into TeleScents (the "Merger"), whereupon the separate corporate existence of FAC, Inc. ceased, and TeleScents continued as the surviving corporation ("Surviving Corporation"). As Merger consideration for the shares of TeleScents, the Company issued to the Shareholders of TeleScents, Inc. (collectively, the "Shareholders") an aggregate of 4,900,000 shares of the Company's Common Stock and an aggregate of newly authorized 1,029,514 shares of the Company's Series A Preferred Stock having a par value of $.01 per share (the "Preferred Stock"). The Preferred Stock is convertible into the Company's Common Stock on a 1-for-10 basis at such time as the Company has sufficient number of authorized shares. In accordance with the Post-Closing Agreement dated July 28, 1999, the Company anticipates that the Preferred Stock will be converted into 10,295,140 shares of Common Stock in connection with a shareholders' meeting to be held as soon as practicable. The Company intends to recommend to Shareholders as soon as practicable an amendment to the Company's Certificate of Incorporation to increase the number of shares to allow for the foregoing conversion. The Preferred Stock carries voting privileges on an "as converted" basis. Accordingly, the Shareholders, in the aggregate, hold approximately 89.55% of the Company's voting stock.

     Subsequent to June 30, 1999 but prior to July 28, 1999, 40,000 options expiring three years from the date of issuance and exercisable at $.40 per share were issued to the four directors of the Company. In accordance with the Merger Agreement, three of the directors resigned on July 28, 1999. In addition, in connection with identifying and negotiating the transaction with TeleScents and providing the Company with advising services in connection with the merger, on the date of closing a corporation controlled by the former Chairman and a partnership managed by the former Chief Executive Officer each received three-year warrants to purchase 30,000 shares of common stock of the Company at an exercisable price of $.40 per share, and $45,000 and $15,000 in cash, respectively. All of the above options and warrants vested immediately.

     The Company declared a cash dividend of $.58 per share to the Shareholders of record as of the close of business on July 20, 1999. The dividend will be paid on August 12, 1999.

                        FRAGRANCENET.COM, INC.
          (FORMERLY NATIONAL CAPITAL MANAGEMENT CORPORATION)
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

     Overview

     The following is a discussion and analysis of the consolidated financial condition of the Company as of June 30, 1999 and of the results of operations for the Company for the three and six months ended June 30, 1999 and 1998, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following is supplemental to and should be read in conjunction with the Company's December 31, 1998 Annual Report to shareholders on Form 10-KSB as filed with the Securities and Exchange Commission, and the financial information and accompanying notes beginning on page 3 of this report.

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

     On July 28, 1999, the Company entered into an Agreement and Plan of Merger by and among the Company, FAC, Inc., and TeleScents, Inc. (the "Merger Agreement") pursuant to which the Company, through its wholly-owned subsidiary, FAC, Inc., merged with and into TeleScents, Inc. ("TeleScents"), a private closely-held company organized under the laws of the State of New York. Pursuant to the terms of the Merger Agreement, FAC, Inc. merged with and into TeleScents (the "Merger"), whereupon the separate corporate existence of FAC, Inc. ceased, and TeleScents continued as the surviving corporation ("Surviving Corporation"). As Merger consideration for the shares of TeleScents, the Company issued to the Shareholders of TeleScents, Inc. (collectively, the "Shareholders") an aggregate of 4,900,000 shares of the Company's Common Stock and an aggregate of newly authorized 1,029,514 shares of the Company's Series A Preferred Stock having a par value of $.01 per share (the "Preferred Stock"). The Preferred Stock is convertible into the Company's Common Stock on a 1-for-10 basis at such time as the Company has sufficient number of authorized shares. In accordance with the Post-Closing Agreement, the Company anticipates that the Preferred Stock will be converted into 10,295,140 shares of Common Stock in connection with a shareholders' meeting to be held as soon as practicable. The Company intends to recommend to Shareholders as soon as practicable an amendment to the Company's Certificate of Incorporation to increase the number of shares to allow for the foregoing conversion. The Preferred Stock carries voting privileges on an "as converted" basis. Accordingly, the Shareholders, in the aggregate, hold approximately 89.55% of the Company's voting stock.

     Accounting for long-lived assets

     For the six months ended June 30, 1999 and calendar year December 31, 1998, the Company has applied SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and determined that certain adjustments for impairment were required. In addition to the write-down of several assets of the Company, a $1.5 million valuation reserve was established during 1996 against accrued policy revenues and purchased policy costs in order to reflect management's estimate of the fair market value of the net assets. During the fourth quarter ended December 31, 1997 and 1998, the Company increased its original reserve by $350,000 and $522,000, respectively (Note 2).

     Financial condition and liquidity

     The Company's cash decreased from $2,058,674 as of December 31, 1998 to $2,106,022 at June 30, 1999, principally as a result of financing operating activities.

     With the disposal of its Viatical Settlements Segment, the Company does not have any existing general credit facilities to fund its ongoing working capital requirements. These lending facilities were amended in 1997 in light of management's decision to discontinue the Viatical Settlements Segment and liquidate the portfolio.

     Results of operations

     The remainder of the Real Estate Segment was sold for $335,000 in May, 1999 (see Note 3).

     The Viatical Settlement Segment was disposed of in June, 1999 (see Note
     2).

     During the three and six months ended June 30, 1999, approximately $-0-and $362,500 of life insurance policies matured as compared to $160,000 and $297,500 for the same period last year.

     On May 6, 1998, the Company sold the Colony Ridge Apartments for $3,650,000. The Company received net proceeds of approximately $2,500,000. The difference between the sales price and the net proceeds received was due to the repayment of the mortgage, state taxes, and miscellaneous expenses. The Company reported a gain, net of income taxes, of approximately $650,000 during 1998.

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

                                           FRAGRANCENET.COM, INC.
                                           (FORMERLY NATIONAL CAPITAL
                                           MANAGEMENT CORPORATION




     Dated:                         By:               //s// Dennis M. Apfel
                                         Dennis M. Apfel
                                         Chief Financial Officer
                                 -16-