Form 10-Q
period 1999-09-30
FRAGRANCENET COM INC
filed 1999-11-16
CIK 826495

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 1999

                                       OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                         Commission file number 0-16819
                             FRAGRANCENET.COM, INC.
             (exact name of registrant as specified in its charter)


                  Delaware                                  5990                                94-3054267
       (State or other jurisdiction of          (Primary Standard Industrial                 (I.R.S. Employer
       incorporation or organization)            Classification Code Number)                Identification No.)


                              2070 Deer Park Avenue
                            Deer Park, New York 11729
                                 (516) 242-3205
               (Address, including zip code, and telephone number,
        including area code, of registrant's principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No
     ----      ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS                                   OUTSTANDING AT SEPTEMBER 30, 1999
-----                                   ---------------------------------
Common Stock, par value                             6,573,190
$  .01 per share

                                      Index

                             FRAGRANCENET.COM, INC.





                                                                                                            PAGE NUMBER
                                                                                                            -----------

Part I.  Financial Information

Item 1.  Consolidated Financial Statements (Unaudited):



         Consolidated Balance Sheets at September 30, 1999
         and March 31, 1999.................................................................................3

         Consolidated Statements of Operations for the Three and Six
         Months Ended September 30, 1999 and September 30, 1998.............................................4-5

         Consolidated Statements of Cash Flows for the Six
         Months Ended September 30, 1999 and September 30, 1998.............................................6



         Notes to Consolidated Financial Statements.........................................................7-8

Item 2.  Management's Discussion and Analysis
of Financial Condition and Results of Operations............................................................9-11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........................................12

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K...................................................................13

Signatures..................................................................................................14

Item 1.  Consolidated Financial Statements (Unaudited)


CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------------
                                                                                    September 30,            March 31,
                                                                                          1999                 1999
                                                                                       (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
     Cash and cash equivalents                                                     $          509,886    $           77,669
     Accounts receivable                                                                       43,071                 7,426
     Inventory                                                                                 27,770                 6,500
     Prepaid expenses                                                                          10,479                   396
                                                                                   ------------------    ------------------

Total Current Assets                                                                          591,206                91,991

Property and Equipment - net of accumulated depreciation
     and amortization of $17,921 and $11,541                                                   26,407                28,965

Intangible Asset - net of accumulated amortization
     of $375 and $125                                                                           7,125                 7,375
                                                                                   ------------------    ------------------

Total Assets                                                                       $          624,738    $          128,331
                                                                                   ==================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Loans Payable - Stockholders                                                                  -                 25,000
     Accounts payable and accrued expenses                                         $          248,399    $           99,047
                                                                                   ------------------    ------------------

Total Liabilities                                                                             248,399               124,047
                                                                                   ------------------    ------------------

Stockholders' Equity:
     Convertible Series A Preferred stock - $.01 par value;
         3,000,000  shares authorized,
         1,029,514 shares issued and outstanding                                               10,295                    -
     Common stock - $.01 par value;
         6,666,666  shares authorized and 6,573,190
         and 1,673,190 shares issued and outstanding                                           65,732                18,131
     Additional paid-in capital                                                               523,973                81,869
                                                                                   ------------------    ------------------
                                                                                              600,000               100,000
     Accumulated deficit                                                                     (223,661)              (95,716)
                                                                                   ------------------    ------------------

Total Stockholders' Equity                                                                    376,339                 4,284
                                                                                   ------------------    ------------------

Total Liabilities and Stockholders' Equity                                         $          624,738    $          128,331
                                                                                   ==================    ==================

-------------
See notes to Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                       Three Months Ended September 30,
                                                                                         1999                1998
------------------------------------------------------------------------------------------------------------------------------------


Net Sales                                                                         $          688,213    $          143,744

Cost of Sales                                                                                462,789                92,499
                                                                                  ------------------    ------------------

Gross Profit                                                                                 225,424                51,245
                                                                                  ------------------    ------------------


Operating Expenses:
      Selling and marketing                                                                  140,172                23,037
      General and administrative                                                             146,261                49,439
                                                                                  ------------------    ------------------

     Total Operating Expenses                                                                286,433                72,476
                                                                                  ------------------    ------------------

Loss From Operations                                                                         (61,009)              (21,231)

Other Income - Interest Income                                                                 2,419                    -
                                                                                  ------------------    -----------------

Net Loss                                                                          $          (58,590)   $          (21,231)
                                                                                  ===================   ===================


Basic and diluted loss per common share                                           $            (0.01)   $            (0.01)

Weighted average number of common shares outstanding                                       4,939,857             1,673,190

--------------
See Notes to Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                        Six Months Ended September 30,
                                                                                         1999                1998
------------------------------------------------------------------------------------------------------------------------------------


Net Sales                                                                         $        1,071,824    $          290,244

Cost of Goods Sold                                                                           722,644               182,892
                                                                                  ------------------    ------------------

Gross Profit                                                                                 349,180               107,352
                                                                                  ------------------    ------------------


Operating Expenses:
      Selling and marketing                                                                  231,365                36,325
      General and administrative                                                             248,179                90,211
                                                                                  ------------------    ------------------

     Total Operating Expenses                                                                479,544               126,536
                                                                                  ------------------    ------------------

Loss From Operations                                                                        (130,364)              (19,184)

Other Income - Interest Income                                                                 2,419                   -
                                                                                  --------------------- --------------------

Net Loss                                                                                    (127,945)              (19,184)

Accumulated Deficit - beginning of period                                                    (95,716)              (11,110)
                                                                                  ------------------    ------------------

Accumulated Deficit - end of period                                               $         (223,661)   $          (30,294)
                                                                                  ==================    ==================


Basic and diluted loss per common share                                           $            (0.07)   $            (0.02)

Weighted average number of common shares outstanding                                       3,306,523             1,673,190


----------------
See Notes to Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                        Six Months Ended September 30,
                                                                                           1999              1998
------------------------------------------------------------------------------------------------------------------------------------


Cash flows from operating activities:
    Earnings (loss) from continuing operations                                         $    (127,945)     $      17,162
    Adjustments to reconcile net loss to net cash used in operating
             Depreciation and amortization                                                     6,630              4,275
             Changes in:
                   Accounts receivable                                                       (35,645)
                   Inventory                                                                 (21,270)
                   Prepaid expenses                                                          (10,083)
                   Accounts payable                                                          149,352            (11,354)
                                                                                       -------------      ---------------

             Net cash provided by (used in) operating activities                             (38,961)            10,083

Cash flows from investing activities:
             Acquisition of property and equipment                                            (3,822)            (8,482)
                                                                                       ----------------   ----------------

             Net cash used in investing activities                                            (3,822)            (8,482)

Cash flows from financing activities:
             Repayment of shareholder loan                                                   (25,000)                  -
             Cash acquired pursuant to the merger of Fragrancenet.com,
              Inc. and Telescents                                                            500,000                   -
                                                                                       ----------------   ----------------
            Net cash provided by financing activities                                        475,000
                                                                                       -------------

Net increase in cash and cash equivalents                                                     432,217             1,601

Cash, beginning of the period                                                                  77,669           110,902
                                                                                       ---------------    --------------
Cash, end of the period                                                                $      509,886     $     112,503
                                                                                       ==============     =============

----------------
See Notes to Financial Statements.

Notes to Unaudited Financial Statements

1.       Basis of Presentation

The accompanying financial statements present the historical financial results of TeleScents, Inc. and include the net assets acquired in National Capital Management Corporation's (NCMC) acquisition of TeleScents, Inc. on July 28, 1999. The acquisition of TeleScents was accounted for as a reverse acquisition as described in note 2. NCMC had no operations subsequent to July 28, 1999.

The financial information for the three an six month periods ended September 30, 1999 and 1998 presented in this Form 10-QSB has been prepared from the accounting records without audit. The information furnished reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for interim periods. The results for the six months ended September 30, 1999 are not necessarily indicative of the results to be expected for a full year. The balance sheet as of March 31, 1999 has been derived from audited financial statements.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company's financial statements for the year ended March 31, 1999 and notes thereto included in the Company's Form 8-K dated August 10, 1999.


2.       TeleScents Reverse Acquisition of FragranceNet.com

On July 28, 1999, National Capital Management Corporation (the "Company") entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, FAC, Inc., a wholly-owned subsidiary of the Company ("Merger Sub"), TeleScents, Inc., a New York corporation ("TeleScents"), and Dennis M. Apfel, Jason S. Apfel and Growth Capital Partners, L.L.C. ("Growth Capital"), the holders of all of the outstanding capital stock of TeleScents (the "Shareholders"). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into TeleScents (the "Merger"), whereupon the separate corporate existence of Merger Sub ceased and TeleScents continued as the surviving corporation.

Pursuant to the Merger Agreement, the Company issued to the Shareholders an aggregate of 4,900,000 shares of the Company's common stock (the Common Stock") and an aggregate of 1,029,514 shares of the Company's Series A Preferred Stock (the "Preferred Stock"). The Preferred Stock is convertible into Common Stock on a 1-for-10 basis at such time as the Certificate of Incorporation of the Company is amended to increase the authorized shares of Common Stock to a number of shares of Common Stock sufficient to effect the conversion. In accordance with the Post-Closing Agreement (defined below), the Company anticipates that the Preferred Stock will be converted into 10,295,140 shares of Common Stock following a meeting of stockholders of the Company. The Board of Directors of the Company intends to recommend to the stockholders of the Company the adoption of the amendment to the Certificate of Incorporation of the Company to increase the authorized shares of Common Stock to allow for the foregoing conversion. The Preferred Stock carries voting privileges on an "as converted" basis. Accordingly, the Shareholders, in the aggregate, hold approximately 89.55% of the total voting power of the Company's voting stock.

In connection with the Merger, the Company, TeleScents and the Shareholders entered into an agreement regarding certain closing and post-closing matters (the "Post-Closing Agreement") which provides, among other things, that the Company will hold a meeting of its stockholders as soon as practicable to (i) elect new directors, (ii) amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock, (iii) adopt a stock option plan and (iv) ratify the Board of Directors' selection of the independent auditor for the Company for the current fiscal year. The Post-Closing Agreement also provides for the maintenance of an account for payment, among other things, of expenses of the Company incurred prior to the Merger. As of the effective date of the Merger, Jason S. Apfel, the President of TeleScents, became the Chief Executive Officer and President of the Company and the Surviving Corporation and Dennis M. Apfel, the Chief Financial Officer of TeleScents, became as the Chief Financial Officer and Secretary of the Company and the Surviving Corporation.

In connection with the Merger, the Company has also changed its name to Fragrancenet.com, Inc. and has changed its ticker symbol to "FRGN".

The Company's acquisition of TeleScents was accounted for as a reverse acquisition with TeleScents as the accounting acquirer, as the shareholders of TeleScents gained voting control of the Company pursuant to the merger. After accounting for dividends to pre-transaction holders of common stock and payment of contingent liabilities, if any, $500,000 of cash will be the only asset remaining in the Company. Accordingly, as the only asset of the Company at the time of the transaction was cash, the reverse acquisition is accounted for as a recapitalization of TeleScents with the issuance of shares of common stock to the pre-transaction stockholders of FragranceNet.com in exchange for cash.

The following unaudited pro forma statement of operations data for the six months ended September 30, 1999 gives effect to the above transaction as if it had occurred on April 1, 1999 and reflects the historical operations of the purchased business (FragranceNet.com) adjusted for reduced interest income to that amount earned on the cash balances retained by the merged entity and reduced corporate expenses for those not associated with the merged entity.

Pro forma information
Net sales                           $1,071,824
Net loss                              (102,945)
Loss per share                           (0.02)



The unaudited pro forma results of operations are not necessarily indicative of what the actual results of operations would have been had the transaction occurred on the date indicated above, nor do they represent future financial results of operations.

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with the financial statements and notes to the financial statements.

                              Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statements of operations. There can be no assurance that trends in sales growth will continue in the future.

Three Months Ended September 30,                     1999               1998
--------------------------------------------------------------------------------

Net Sales                                           $ 688,213         $ 143,744

Cost of Sales                                         462,789            92,499

Gross Profit                                          225,424
                                                                         51,245

Total Operating Expenses                              286,433            72,476

Loss from Operations                                  (61,009)          (21,231)

Other Income - Interest Income                          2,419              --

Net Loss                                              (58,590)          (21,231)

                                    Overview

The Company sells brand name fragrances and related products over the Internet through a website located at www.fragrancenet.com. The Company purchases products from up to eight different suppliers and does not purchase the products until they are ordered and paid for by the customer. Payment is made by credit card or by check and goods are not shipped to the customer until the check clears and/or authorization from the credit card company is obtained. The Company does not carry any significant level of inventory and has no accounts receivable, except from credit card companies.

                                    Revenues

Revenues for the quarter ended September 30, 1999 increased $544,469 or 480% over the comparable period in 1998 due primarily to an increase in the number of customers.

Cost of Sales
-------------

Cost of sales as a percentage of sales were 67% in the quarter ended September 30, 1999 and 65% in the quarter ended September 30, 1998.

                  Selling, General and Administrative Expenses

These expenses encompass the entire operations of the business from personnel required to operate the office to website development and hosting of the website. The expenses increased $213,957 in the quarter ended September 30, 1999 when compared to September 30, 1998. As a percentage of sales however the expenses decreased from 50% for the quarter September 30, 1998 to 41% for the quarter ended September 30, 1999. This is the result of economies of scale that were effected by the Company.

                                    Net Loss

As a result of the Company's increases in personnel, associated purchases of additional computer hardware and software, aggressive actions to attract affiliates and custom scripting for the website the Company experienced a net loss of $58,590 and $21,231 for the quarters ended September 30, 1999 and September 30, 1998 respectively.

                                  Income Taxes

By reason of the net loss no income taxes were provided for either quarter.

The increases in amounts for the six months ended September 30, 1999, compared with the six months ended September 30, 1998, were for similar reasons as for the quarters.

Liquidity, Capital Resources and Changes in Financial Condition
---------------------------------------------------------------

The Company's cash was sufficient to enable it to meet its cash requirements during the quarter ended September 30, 1999. The main requirements for capital are to acquire merchandise for sale over the Internet through the Company's website, for the maintenance of the website and for advertising and promotion to bring consumers to the website.

At September 30, 1999 the Company had working capital of approximately $342,800 and cash and cash equivalents of approximately $510,000 as compared to a working capital deficit of ($32,056) and cash and cash equivalents of $77,669 at March 31, 1999.

The merger effected by the Company on July 28, 1999 resulted in an increase in the Company's cash of $500,000.

                              Year 2000 Information

The Year 2000 issue results from the computer system using two digits rather than four to represent the year so that a date using "00" is recognized as the year 1900 rather than the year 2000. This could disrupt the operation of the Company's and/or third party's computer systems.

The Company believes that it has limited Year 2000 exposure. The Company believes that its systems have been designed to be Year 2000 compliant. The Company is engaged in an ongoing assessment, remediation and testing of the readiness of the systems which are material to the Company. Although the assessment, remediation and testing is on-going, management does not believe that it will have material Year 2000 problems. The Company's management believes that it will be successful in identifying and resolving any potential difficulties in its systems with respect to Year 2000 issues, that all material systems will be compliant by the Year 2000 and that the cost to address the Year 2000 issue will not be material.

The Company does not materially rely on any one third party vendor or supplier and accordingly does not believe that the Year 2000 readiness of third parties will have a material impact on its business. Nonetheless the Company's business is dependent on third parties, such as public utilities, electric systems, telecommunications systems, mail and delivery services. The Company's business could be materially adversely affected by disruption in services provided by such entities or by conditions resulting from Year 2000 issues generally affecting companies with which it does business. The Company's management believes the impact of the Year 2000 will not cause any material disruptions in the Company's operations. However, the impact of such potential disruptions is difficult to assess and accordingly there is a risk that there will be disruptions which could have a material adverse affect on the Company.

                           Forward Looking Statements

Certain statements contained in "Management's Discussion and Analysis of Results of Operations and Financial Condition" concerning future prospects of the Company and cash flow requirements are forward looking statements which may involve known and unknown material risks, uncertainties and other factors not under the Company's control including without limitation the need for additional financing, the impact of competition, the management of growth, compliance with applicable regulatory requirements, and the Company's ability to enter into agreements with marketing or distribution partners, which may cause actual results and the performance of the Company to be materially different from the Company's expectations.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no risks which are required to be disclosed.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            27. Financial Data Schedule

        (b) Reports on Form 8-K

            On August 10, 1999, the Company filed a current report on Form 8-K dated July 28, 1999, reporting under Items 1, 2, and 5 of Form 8-K the Company's entering into an Agreement and Plan of Merger by and among the Company, FAC, Inc., Telescents, Inc., Dennis M. Apfel, Jason S. Apfel, and Growth Capital Partners, L.L.C.

            On October 12, 1999, the Company filed a current report on Form 8-K/A (Amendment No. 1), amending Item 7, section (b) of report on Form 8-K dated July 28, 1999, to include pro forma financial information.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     Dated: November 15, 1999                      FRAGRANCENET.COM, INC.
                                                   ----------------------------
                                                   (Registrant)


     Dated: November 15, 1999                      By   / s /  JASON S. APFEL
                                                   ----------------------------
                                                   Jason S. Apfel
                                                   President and
                                                   Chief Executive Officer


     Dated: November 15, 1999                      By   / s / DENNIS M. APFEL
                                                   ----------------------------
                                                   Dennis M. Apfel, Esq.
                                                   Chief Financial Officer

                                INDEX TO EXHIBITS
                              --------------------




Exhibit                                                         Page
Number                      Description                         Number
-----------------------------------------------------------------------------


27                 Financial Data Schedule                      16