Form 10-Q
period 1999-12-31
FRAGRANCENET COM INC
filed 2000-02-14
CIK 826495

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.
             For the quarterly period ended December 31, 1999
                                    OR
   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
        THE SECURITIES EXCHANGE ACT OF 1934

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


Yes    X    No   ___

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS                                   OUTSTANDING AT DECEMBER 31, 1999
-----                                   --------------------------------
Common Stock, par value                            13,655,484
$.01 per share

                                      Index

                             FRAGRANCENET.COM, INC.




                                                                     PAGE NUMBER
                                                                    -----------

Part I.  Financial Information

Item 1.  Consolidated Financial Statements (Unaudited):



         Consolidated Balance Sheets at December 31, 1999
         and March 31, 1999................................................3

         Consolidated Statements of Operations for the Three and Nine
         Months Ended December 31, 1999 and December 31, 1998..............4-5

         Consolidated Statements of Cash Flows for the Nine
         Months Ended December 31, 1999 and December 31, 1998..............6



         Notes to Consolidated Financial Statements........................7-9

Item 2.  Management's Discussion and Analysis
of Financial Condition and Results of Operations...........................10-11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk........12

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K..................................13

Signatures.................................................................14

Item 1.  Consolidated Financial Statements (Unaudited)

CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------

                                                             December 31,     March 31,
                                                                 1999            1999
                                                              (Unaudited)

----------------------------------------------------------------------------------------
ASSETS

Current Assets:
     Cash and cash equivalents                                $   729,754    $    77,669
     Accounts receivable                                           90,468          7,426
     Inventory                                                     59,424          6,500
     Prepaid expenses and other current assets                     21,126            396
                                                              -----------    -----------

Total Current Assets                                              900,772         91,991

Property and Equipment - net of accumulated depreciation
     and amortization of $21,715 and $11,541                       31,341         28,965

Intangible Asset - net of accumulated amortization
     of $500 and $125                                               7,000          7,375
                                                              -----------    -----------

Total Assets                                                  $   939,113    $   128,331
                                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Loans Payable - Stockholders                                     -           25,000
     Accounts payable and accrued expenses                    $   611,977    $    99,047
                                                              -----------    -----------

Total Liabilities                                                 611,977        124,047
                                                              -----------    -----------

Stockholders' Equity:
     Convertible Series A Preferred stock - $.01 par value;
         3,000,000 less shares authorized,
         No shares issued and outstanding                             -              -
     Common stock - $.01 par value;
         50,000,000 shares authorized, 16,868,330 and
         1,673,190 shares outstanding                             168,683         18,131
     Additional paid-in capital                                   369,020         81,869
                                                              -----------    -----------
                                                                  537,703        100,000
     Accumulated deficit                                         (210,567)       (95,716)
                                                              -----------    -----------

Total Stockholders' Equity                                        327,136          4,284
                                                              -----------    -----------

Total Liabilities and Stockholders' Equity                    $   939,113    $   128,331
                                                              ===========    ===========

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

-----------------------------------------------------------------------------------

                                                   Three Months Ended December 31,

                                                         1999              1998
-----------------------------------------------------------------------------------


Net Sales                                              $ 2,136,502   $   405,606

Cost of Sales                                            1,312,839       268,084
                                                       -----------   -----------

Gross Profit                                               823,663       137,522
                                                       -----------   -----------


Operating Expenses:
      Selling and marketing                                543,829        56,979
      General and administrative                           271,939        77,802
                                                       -----------   -----------

      Total Operating Expenses                             815,768       134,781
                                                       -----------   -----------

Income From Operations                                       7,895         2,741

Interest Income                                              5,199           -
                                                       -----------   -----------

Net Income                                             $    13,094   $     2,741
                                                       ===========   ===========


Basic and diluted loss per common share                $      0.00   $      0.00

Weighted average number of common shares outstanding    11,720,760     1,673,190


CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

-----------------------------------------------------------------------------------

                                                     Nine Months Ended December 31,
                                                          1999             1998
-----------------------------------------------------------------------------------


Net Sales                                              $ 3,273,246    $   695,850

Cost of Sales                                            2,035,483        450,976
                                                       -----------    -----------

Gross Profit                                             1,237,763        244,874
                                                       -----------    -----------


Operating Expenses:
      Selling and marketing                                840,114         93,304
      General and administrative                           520,118        168,013
                                                       -----------    -----------

      Total Operating Expenses                           1,360,232        261,317
                                                       -----------    -----------

Loss From Operations                                      (122,469)       (16,443)

Interest Income                                              7,618             -
                                                       -----------    -----------

Net Loss                                               $  (114,851)   $   (16,443)
                                                       ===========    ===========


Basic and diluted loss per common share                $     (0.02)   $     (0.02)

Weighted average number of common shares outstanding     6,167,364      1,673,190

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

----------------------------------------------------------------------------------------------------------------------

                                                                                        Nine Months Ended December 31,
                                                                                              1999         1998
----------------------------------------------------------------------------------------------------------------------


Cash flows from operating activities:
     Loss from continuing operations                                                       $(114,851)   $ (16,443)
     Adjustments to reconcile net loss to net cash provided by operating activities
             Depreciation and amortization                                                    10,549        4,463
             Changes in:
                   Accounts receivable                                                       (83,042)     (11,803)
                   Inventory                                                                 (52,924)         -
                   Prepaid expenses and other current assets                                 (20,730)       5,769
                   Accounts payable                                                          512,930      119,993
                                                                                           ---------    ---------

             Net cash provided by continuing operations                                      251,932      101,979

Cash flows from investing activities:
             Acquisition of property and equipment                                           (12,550)     (19,930)
                                                                                           ---------    ---------

             Net cash used in investing activities                                           (12,550)     (19,930)

Cash flows from financing activities:
             Repayment of shareholder loan                                                   (25,000)     (24,186)
             Cash acquired pursuant to the merger, net                                       437,703          -
                                                                                           ---------    ---------

             Net cash provided by financing activities                                       412,703      (24,186)
                                                                                           ---------    ---------

Net increase in cash and cash equivalents                                                    652,085       57,863

Cash and cash equivalents, beginning of the period                                            77,669      106,980
                                                                                           ---------    ---------

Cash and cash equivalents, end of the period                                               $ 729,754    $ 164,843
                                                                                           =========    =========

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

The financial information for the three- and nine-month periods ended December 31, 1999 and 1998 presented in this Form 10-QSB has been prepared from the accounting records without audit. The information furnished reflects all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for interim periods. The results for the nine months ended December 31, 1999 are not necessarily indicative of the results to be expected for a full year. The balance sheet as of March 31, 1999 has been derived from audited financial statements.

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

Pursuant to the Merger Agreement, the Company issued to the Shareholders an aggregate of 4,900,000 shares of the Company's common stock (the "Common Stock") and an aggregate of 1,029,514 shares of the Company's Series A Preferred Stock (the "Preferred Stock"). The Preferred Stock is convertible into Common Stock on a 1-for-10 basis at such time as the Certificate of Incorporation of the Company is amended to increase the authorized shares of Common Stock to a number of shares of Common Stock sufficient to effect the conversion. In accordance with the Post-Closing Agreement (defined below), the Company anticipates that the Preferred Stock will be converted into 10,295,140 shares of Common Stock following a meeting of stockholders of the Company. The Preferred Stock carries voting privileges on an "as converted" basis. Accordingly, the Shareholders, in the aggregate, hold approximately 89.55% of the total voting power of the Company's voting stock. The conversion of the Preferred Stock to Common Stock occurred subsequent to a meeting of the stockholders of the Company on November 16, 1999 (see note 4).

In connection with the Merger, the Company, TeleScents and the Shareholders entered into an agreement regarding certain closing and post-closing matters (the "Post-Closing Agreement") which provides, among other things, that the Company will hold a meeting of its stockholders as soon as practicable to (i) elect new directors, (ii) amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock, (iii) adopt a stock option plan and (iv) ratify the Board of Directors' selection of the independent auditor for the Company for the current fiscal year. Such meeting was held on November 16, 1999. The Post-Closing Agreement also provides for the maintenance of an account for payment, among other things, of expenses of the Company incurred prior to the Merger. As of the effective date of the Merger, Jason S. Apfel, the President of TeleScents, became the Chief Executive Officer and President of the Company and the Surviving Corporation and Dennis M. Apfel, the Chief Financial Officer of TeleScents, became the Chief Financial Officer and Secretary of the Company and the Surviving Corporation.

In connection with the Merger, the Company has also changed its name to FragranceNet.com, Inc. and has changed its ticker symbol to "FRGN".

The Company's acquisition of TeleScents was accounted for as a reverse acquisition with TeleScents as the accounting acquirer, as the shareholders of TeleScents gained voting control of the Company pursuant to the Merger. After accounting for dividends to pre-transaction holders of common stock and payment of contingent liabilities and merger costs, $437,703 of cash was the only asset remaining in the Company. Accordingly, as the only asset of the Company at the time of the transaction was cash, the reverse acquisition is accounted for as a recapitalization of TeleScents with the issuance of shares of common stock to the pre-transaction stockholders of FragranceNet.com in exchange for cash.

The following unaudited pro forma statement of operations data for the nine months ended December 31, 1999, gives effect to the above transaction as if it had occurred on April 1, 1999 and reflects the historical operations of the purchased business (FragranceNet.com) adjusted for reduced interest income to that amount earned on the cash balances retained by the merged entity and reduced corporate expenses for those not associated with the merged entity.

Pro forma information
Net sales                            $3,273,246
Net loss                                (89,851)
Loss per share                            (0.01

The unaudited pro forma results of operations are not necessarily indicative of what the actual results of operations would have been had the transaction occurred on the date indicated above, nor do they represent future financial results of operations.

  3.     Long Term Incentive Plan

On November 16, 1999, the Company adopted the 1999 Long Term Incentive Plan which provides for the granting of options for up to 1.5 million shares of Common Stock to employees and directors.

4.       Increase in authorized shares of Common Stock

On November 16, 1999, the shareholders approved an amendment to the Certificate of Incorporation of the Company to increase the authorized shares of Common Stock from 6,666,666 to 50,000,000.

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with the financial statements and notes to the financial statements.

                              Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company's consolidated statement of operations. There can be no assurance that trends in sales growth will continue in the future.


Three Months Ended December 31,            1999                   1998

-------------------------------------------------------------------------

Net Sales                             $    2,136,502        $     405,606

Cost of Sales                              1,312,839              268,084

Gross Profit                                 823,663              137,522

Total Operating Expenses                     815,768              134,781

Income from Operations                         7,895                2,741

Other Income - Interest Income                 5,199                  -

Net Loss                                      13,094                2,741


                                    Overview

The Company sells brand name fragrances and related products over the Internet through a website located at www.fragrancenet.com. The Company purchases products from 5-8 different suppliers and does not purchase the products until they are ordered and paid for by the consumer. Payment is made by credit card or by check and goods are not shipped to the customer until the check clears and/or authorization from the credit card company is obtained. The Company does not carry any significant level of inventory and its accounts receivable are primarily from credit card companies.

On July 28, 1999, the Company completed a merger in which the Company was the surviving entity and received $437,703 in cash, net of expenses, as a result of the transaction.

                                    Revenues

Revenues for the quarter ended December 31, 1999 increased $1,730,896 or 527 % over the comparable period in 1998 due to an increase in the number of customers.

                                  Cost of Sales

The cost of sales as a percentage of sales were 61% in the quarter ended 12/31/99 and 66% in the quarter ended 12/31/98. The cost of sales percentage decreased due to a change in product mix.

                  Selling, General and Administrative Expenses

These expenses encompass the entire operations of the business from personnel required to operate the office to website development and hosting of the website. The expenses increased $680,987 in the quarter ended 12/31/99 when compared to 12/31/98. As a percentage of sales, the expenses increased from 33% at 12/31/98 to 38% at 12/31/99. The expense increases are a result of the general growth of the Company.

                                Operating Results

As a result of the Company's aggressive purchasing and addition of new suppliers with enhanced pricing the Company experienced an operating profit of $7,895 for the quarter ended 12/31/99.

                                  Income Taxes

By reason of prior net operating losses, no income taxes were due for any period presented.

The changes in the amounts for the nine months ended December 31, 1999, compared with the nine months ended December 31, 1998, were for similar reasons as for the quarters.


Liquidity, Capital Resources and Changes in Financial Condition

The Company's cash was sufficient to enable it to meet its cash requirements during the quarter ended December 31, 1999. The main reasons for capital are to acquire merchandise for sale over the Internet through the Company website, for the maintenance of the website and for advertising and promotion to bring consumers to the website.

At 12/31/99 the Company had working capital of $288,795 and cash and cash equivalents of $729,754 as compared to working capital of $45,014 and cash and cash equivalents of $164,843 at 12/31/98. The Company had a net profit from operations of $7,895 for the quarter ended 12/31/99.

The merger effected by the Company on July 28, 1999 resulted in an increase in the Company's cash of $437,703, net of related expenses.

                              Year 2000 Information

The Company has not experienced any Y2K problems to date.

                           Forward Looking Statements

Certain statements contained in "Management's Discussion and Analysis of Results of Operations and Financial Condition" concerning future prospects of the Company and cash flow requirements are forward looking statements, as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projections in the forward looking statements which statements involve risks and uncertainties, including but not limited to the following: risks relating to the competitive nature of the markets for sale of fragrances over the internet.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no risks which are required to be disclosed.

                           Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

        (a) The Annual Meeting of Stockholders (the "Meeting") of the Company was held on November 16, 1999 at 520 Madison Avenue, 40th Floor, New York, New York.

        (b)   Not applicable because:

              (i) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Act of 1934,

              (ii) There was no solicitation in opposition to management's nominees as listed in the Company's Proxy Statement dated October 19, 1999.

              (iii)  Such nominees were elected.

        (c)   Matters to be voted on at the meeting were as follows:



                                     Votes For     Votes Against      Withheld/
                                     ---------     -------------      ---------
                                                                      Abstain
                                                                      -------

(i)   Election of four members of
      the Board of Directors of the
      Company:
         Jason S. Apfel                6,235,816                         30,689
         Dennis M. Apfel               6,234,567                         31,938
         Philip D. Gunn                6,235,818                         30,687
         James J. Pinto                6,235,573                         30,932

(ii)  Approval of an amendment to      6,227,001        22,704           16,800
      the Certificate of
      Incorporation of the Company
      to increase the authorized
      number of shares of Common
      Stock, par value $.01 per
      share, of the Company from
      6,666,666 to 50,000,000.

(iii) Approval of the                  5,721,261        33,976           22,601
      FragranceNet.com, Inc. 1999
      Long Term Incentive Plan.

(iv)  Ratification of the Board of      6,237,517         9,566           19,422
      Directors' selection of KPMG
      LLP to serve as the Comany's
      independent accountants for
      the Company's fiscal year
      ending March 31, 2000.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
         27.  Financial Data Schedule

(b)      Reports on Form 8-K

         On November 30, 1999, the Company filed a current report on Form 8-K dated November 30, 1999, reporting under Item 5 of Form 8-K the filing with the Secretary of State of the State of Delaware of an amendment of the Certificate of Incorporation of the Company increasing the number of shares of common stock, $.01 par value, that the Company is authorized to issue from 6,666,666 to 50,000,000.

         On December 16, 1999, the Company filed a current report on Form 8-K dated December 13, 1999, reporting under Item 4 of Form 8-K the Company's selection of KPMG LLP as its independent auditors for the fiscal year ending March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: February 14, 2000                       FRAGRANCENET.COM, INC.
                                               -----------
                                               (Registrant)


Dated: February 14, 2000                       By /s/ JASON S. APFEL
                                               ------------------------------
                                               Jason S. Apfel
                                               President and
                                               Chief Executive Officer


Dated: February 14, 2000                       By /s/ DENNIS M. APFEL
                                               ------------------------------
                                               Dennis M. Apfel, Esq.
                                               Chief Financial Officer
                                       14

                                INDEX TO EXHIBITS
                                -----------------




Exhibit                                                       Page
Number                              Description               Number
--------------------------------------------------------------------


27                         Financial Data Schedule             16