Form 10KSB
period 2000-03-31
FRAGRANCENET COM INC
filed 2000-07-05
CIK 826495

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 or 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                                Commission file number
March 31, 2000                                                   0-16819
--------------                                                   -------

                             FRAGRANCENET.COM, INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)

        Delaware                                               94-3054267
--------------------------                              ------------------------
(State of incorporation)                                     (IRS Employer
                                                          Identification No.)

     2070 Deer Park Avenue, Deer Park, NY                      11729
     ------------------------------------                      -----
   (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (631) 242-3205

Securities registered pursuant to Section 12 (b) of the Exchange Act:   None

Securities registered pursuant to Section 12 (g) of the Exchange Act:

                                 Title of Class
                             ----------------------
                          Common Stock, $.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
YES   X   NO___
    ----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB   X .
                 ----

Issuer's revenues for its most recent fiscal year:  $4,423,545

As of March 31, 2000, there were 16,968,330 shares of Common Stock outstanding.

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant, based on the average of the bid and asked prices for such common equity on June 21, 2000, was approximately $2,466,000.

Forward-Looking Statements

Certain statements within this Form 10-KSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of FragranceNet.com, Inc. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations, financial condition and results of operations, including, among others, rapid technological and other changes in the market we serve, our numerous competitors and the few barriers to entry for potential competitors, the short-term nature of many of our contracts, the seasonality and quarterly variations we experience in our revenue, our uncertain revenue growth, our ability to attract and retain qualified personnel, our ability to expand our infrastructure and manage our growth, and our ability to identify, finance and integrate acquisitions, among others. If any of these risks or uncertainties materialize, or if any of the underlying assumptions prove incorrect, actual results may differ significantly from results expressed or implied in any forward-looking statements made by us. These and other risks are detailed in this Annual Report on Form 10-KSB and in other documents filed by us with the Securities and Exchange Commission. FragranceNet.com, Inc. undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

                                     PART I

Item 1. Business.

      FragranceNet.com, Inc. ("FragranceNet" or the "Company") operates the world's largest internet fragrance store offering more than 1,500 brand-name fragrances at discounted prices. By combining an extensive selection with free U.S. shipping and handling, free gift wrapping and a free gift with every order, FragranceNet.com customers are treated to a unique and easyshopping experience.

Background

      On July 28, 1999, the Company, then known as National Capital Management Corporation ("NCMC"), entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among NCMC, FAC, Inc., a Delaware corporation and wholly-owned subsidiary of NCMC ("Merger Sub"), Telescents, Inc., a New York corporation ("Telescents"), and Dennis M. Apfel, Jason S. Apfel and Growth Capital Partners, L.L.C., a Delaware limited liability company ("GCP"), the holders of all of the outstanding capital stock of Telescents (the "Telescents Shareholders"). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Telescents (the "Merger") in accordance with the provisions of the Delaware General Corporation Law and the New York Business Corporation Law effective as of July 28, 1999, whereupon the separate corporate existence of Merger Sub ceased and Telescents continued as the surviving corporation (the "Surviving Corporation"). Pursuant to the Merger Agreement, the Company issued to the Telescents Shareholders an aggregate of 4,900,000 shares of common stock, $.01 par value, of NCMC ("Common Stock") and an aggregate of 1,029,514 shares of preferred stock of NCMC ("Preferred Stock"). Accordingly, upon consummation of the

Merger the Telescents Shareholders, in the aggregate, held approximately 89.55% of the total voting power of the Company's voting stock. The Preferred Stock was convertible into Common Stock on a 1-for-10 basis at such time as the Certificate of Incorporation of the Company was amended to increase the authorized shares of Common Stock to a number of shares of Common Stock sufficient to effect the conversion. Such conversion took place in November 1999 immediately following the 1999 Annual Meeting of Stockholders of the Company.

          As of July 28, 1999, John C. Shaw, David Faulkner and Herbert J. Jaffe resigned as Directors of the Company, and Jason S. Apfel, Dennis M. Apfel and Philip D. Gunn, who is a principal of GCP, were appointed to fill the vacancies created by the resignations. James J. Pinto continued to serve on the Board of Directors of the Company. In connection with the Merger, the Company changed its name from National Capital Management Corporation to FragranceNet.com, Inc. and changed its ticker symbol to "FRGN". As of July 28, 1999, Jason S. Apfel, the President of Telescents, was appointed as the President and Chief Executive Officer of the Company and Dennis M. Apfel, the Chief Financial Officer of Telescents, was appointed as the Chief Financial Officer and Secretary of the Company.

          In connection with and as a condition to the consummation of the transactions contemplated by the Merger Agreement, the Company and the Telescents Shareholders entered into an Agreement Regarding Certain Closing and Post-Closing Matters dated as of July 28, 1999 (the "Post-Closing Agreement"). Pursuant to the Post-Closing Agreement, Jason S. Apfel, Dennis M. Apfel, Philip
D. Gunn, and James J. Pinto agreed to serve on the Board of Directors of the Company for a one (1) year term subject to the terms and conditions of the Company's Bylaws and Certificate of Incorporation. Pursuant to the Post-Closing Agreement, the Company and the Telescents Shareholders agreed to support the nominations of each of such persons and to use their best efforts to ensure that such persons are elected by the stockholders of the Company.

          In connection with the Merger Agreement, the Telescents Shareholders entered into a Shareholders Agreement dated as of July 28, 1999 (the "Shareholders Agreement"). Pursuant to the Shareholders Agreement, during the period commencing July 28, 1999 and continuing until the first to occur of (a) July 31, 2002 or (b) the date on which GCP beneficially owns (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) shares of Common Stock and/or Preferred Stock of the Company representing less than ten percent (10%) of the aggregate voting power of the outstanding capital stock of the Company, the Telescents Shareholders have agreed that each of them shall use his or its best efforts to cause the Board of Directors of the Company to nominate such of Philip D. Gunn or Theodore V. Buerger, who is also a principal of GCP, as shall be designated by GCP (the "GCP Director") for election as a director of the Company, and shall vote all shares of Common Stock and Preferred Stock beneficially owned by such Telescents Shareholders for election of the GCP Director as a director of the Company, at each annual meeting of the Company's stockholders.

The Online Store

      The Company operates an online store that specializes in the sale of brand-name fragrances, bath and body products, gels, powders and soaps directly to the consumer. The Company sells women's and men's products and does not sell any imitations or knock-offs. FragranceNet now offers its customers over 2,500 products at discounts up to 60%. In addition, FragranceNet offers free shipping within the United States, free gift-wrapping, a message card and a free gift with every purchase. The products sold by the Company include major brands and hard-to-find and discontinued items. Visitors to the FragranceNet site find a user-friendly vehicle for purchase of products. The online store has search capability by price, name and type of scent. There is a reminder club that users may register with to be reminded by e-mail 2 weeks before any birthday or anniversary.

      Within seconds following every order placed with FragranceNet, the Company sends an e-mail confirmation detailing all aspects of the customer's order. The Company has available live customer service representatives to answer questions a consumer may have either about their order or about a particular fragrance.

      The Company has integrated over 10 suppliers into its business that allows for availability of over 2,500 items on a daily basis and, due to the many sources of merchandise, contributes to the high gross profit percentage FragranceNet enjoys. The inventory is real time and can be adjusted many times each day if necessary. The inventory is not purchased by the Company until a consumer buys it and has paid for it, so the Company carries no significant inventory. Customer payment is made by check or credit card and the goods are not shipped to the customer until the check clears or authorization from the credit card company is obtained. Therefore, accounts receivable balances represent payments due from credit card companies. The Company has provided an allowance for product returns, which have been minimal.

      FragranceNet has for the last two years running made the top ten list of the Best Holiday E-tailers by Patricia Seybold Group, a well-known Internet expert. The other winners included Amazon, Eddie Bauer, Lands End, etoys, Barnes and Noble, and LL Bean. FragranceNet boasts an Affiliate Program with over 15,000 sites carrying our banner to their customers. FragranceNet has over the past year been featured in the major search engines such as Yahoo! Visa Shopping Guide (Featured online merchant), Infoseek Shopping Channel (Top Merchant), Excite Shopping Guide (Guaranteed Merchant), Lycos Shopping Network (Featured Merchant), Webcrawler Shopping Guide (Top Site) and Cnet Snap Online Shopping Guide (Best Merchant). In addition, the Company has established increased exposure through today's top online communities and malls including placements within Prodigy Classic Internet and the Prodigy Online Mall, IMALL Park Avenue Merchant, The Globe, Geocities, MasterCard Shopsmart Merchant, Citibank "Great Deals" Website, Physicians' Online Network, Hewlett-Packard Shopcache system, Earthlink Network Mall and Visa Guide. FragranceNet boasts 130,000 customers. The Company's customers are very loyal and repeat customers account for approximately 35% of sales.

      FragranceNet's online store provides its retail customers with superior features, pricing and convenience. The online store offers consumers over 2,500 brand-name fragrances and related products. They are displayed in a framed format which allows for easy and simple navigation with one button click. There are special sections of the store offering gift sets and specials, women's fragrances, men's fragrances and customer service. The online store features the ability to search for any fragrance by name, price and/or type of scent such as fruity, oriental, and/or spicy. The online store features a simple click of a button to add items to the customer's shopping cart and to check out on a secure server. The site also permits the addition and subtraction of items with a simple click of a button. When the customer is finished shopping, clicking on the checkout button allows for easy checkout with the customer having three options of payment. They can pay by credit card over a secure server; they can send a check, or they can call or fax their credit card information to customer service. The number of customers who visit the FragranceNet site has grown consistently, increasing from 2,000 per month during 1997 to over 450,000 per month during May, 2000.

Market Opportunity

      FragranceNet participates in a fast growing category of e-tailing. The worldwide fragrance market is estimated to be in excess of $20 billion of which approximately $6 billion are US sales. Approximately seven percent of FragranceNet's sales for fiscal 2000 were to international customers. Industry experts estimate that total online fragrance and cosmetic sales are running in the range of $22 million per year. FragranceNet, with over $4.5 million in sales, enjoys over 20% of the market. With online fragrance and cosmetic sales to increase to $503 million by 2003 as estimated by Jupiter Communications, FragranceNet, by just holding its market share, could garner sales of $100 million by that time. However, there is no assurance the Company can maintain its market share. FragranceNet is recognized as the leader in the sale of fragrances over the Internet. Forrester Research estimates that e-tailing will increase from $20 billion in the U.S. to over $184 billion by the year 2004, reaching 7% of total retail sales.

Strategy

      FragranceNet's strategy is based upon the belief that if it provides brand-name fragrances at discount prices and adds to that free U.S. shipping, free gift-wrapping, a free gift with every order and live customer service representatives who are knowledgeable in the fragrance industry, the Company should be able to continue to attract new customers and grow. FragranceNet believes there is strong demand for its products, delivery system and discounts. The Company also believes that it has the ability to combine its expertise in marketing, unique supplier arrangements and overall strategy to become the most dominant player in its marketplace.

Partnerships

      FragranceNet has over the past year been featured in the major search engines such as Yahoo! Visa Shopping Guide (Featured online merchant), Infoseek Shopping Channel (Top Merchant), Excite Shopping Guide (Guaranteed Merchant), Lycos Shopping Network (Featured Merchant), Webcrawler Shopping Guide (Top Site) and Cnet Snap Online Shopping Guide (Best Merchant). In addition, the Company has established increased exposure through today's top communities and malls including placements within Prodigy Classic Internet and the Prodigy Online Mall, IMALL Park Avenue Merchant, The Globe, Geocities, MasterCard Shopsmart Merchant, Citibank "Great Deals" Website, Physicians' Online Network; Hewlett-Packard Shopcache system, Earthlink Network Mall and Visa Guide.

Competition

      FragranceNet's online store competes against a number of retailers within different channels of distribution. Its competition includes (1) traditional department stores and perfume retailers such as Macy's and Bloomingdale's, (2) nationally known discount perfume retailers that seek to purchase high-demand or limited-supply products, (3) Websites maintained by online retailers of fragrance and fragrance products, such as jasmin.com, perfumania.com and ibeauty.com, (4) catalog retailers of fragrance and fragrance-related products and (5) Internet portals and online service providers that feature shopping services, such as America Online, Yahoo!, Excite and Lycos and (6) mass market retailers such as Wal-Mart.

      Online fragrance competitors consist of:

      (1)   Department stores' Websites

      (2)   Specialty stores' Websites

      (3) Companies with little name recognition or, in many cases, little access to capital and

      (4)   Mass Merchandisers

      Many of the department store and mass merchandisers carry tens of thousands of different items and the Company believes that they cannot compete with FragranceNet. The department stores (Bloomingdales, Macy's, Nordstrom, Saks Fifth Avenue, etc) and specialty stores sell products using full retail price models. The e-tailers that are fragrance and beauty sites such as Jasmin.com, Ashford.com, ibeauty, etc. are also full retail models and include cosmetics as a major component of their product mix. The Company believes that none of the possible competition has the breadth of inventory that the Company carries. FragranceNet believes that it has a rapidly emerging brand-name, established industry relationships, convenient shopping experience, extensive product selection and competitively priced products.

      The traditional retail fragrance industry is fragmented with different competitive strategies used throughout. The industry includes upscale department stores which compete based not on price, but on advertising and promotions, specialty retailers which compete based on pricing, and mass-market retailers and drug stores which emphasize convenience purchasing.

      Management believes that traditional fragrance retailers face a number of challenges in providing a satisfying shopping experience for consumers:

            o The number of SKUs and the amount of product inventory that a traditional retailer can carry in a store is constrained by the store's physical space, thereby limiting selection.

            o Limited shelf space and store layout constraints limit the merchandising flexibility of traditional retailers.

            o Due to the significant costs of carrying inventory in multiple store locations, traditional retailers focus their product selection on the most popular products that produce the highest inventory turns, thereby further limiting consumer selection.

      The unique characteristics of the Internet provide a number of advantages for retail sellers. Online sellers are able to display a larger number of products than traditional store-based or catalog sellers at a lower cost. In addition, online sellers are able to frequently adjust their featured selections, editorial content and pricing, providing significant merchandising flexibility. Online sellers also benefit from the minimal cost to conduct business on the Internet, the ability to reach a large group of customers from a central location, and the potential for low-cost customer interaction. Unlike traditional channels, online sellers do not have the burdensome costs of managing and maintaining a retail store infrastructure or the significant printing and mailing costs of catalogs. Online sellers can also easily obtain demographic and behavioral data about customers, increasing opportunities for direct marketing and personalized services. Because brand loyalty is a primary factor influencing a fragrance purchase, a customer's presence at the point-of-sale and ability to physically sense the fragrance product are not critical to the purchasing decision.

Marketing and Advertising

      FragranceNet has established a variety of relationships with several Internet sites to build traffic and attract customers, including Yahoo!. FragranceNet has an agreement with Yahoo to promote and advertise its online store. FragranceNet has delivered to Yahoo! content about the online store that Yahoo! has agreed to insert onto its banners and on its search results page. FragranceNet gives Yahoo! discount coupons that can be used at the online store by members of the Yahoo! Birthday Club.

      FragranceNet intends to expand its use of these kinds of alliances in the future. FragranceNet strives to ensure that future alliances are cost-effective in terms of the potential customers to be acquired, potential revenue to be generated, level of exclusivity and brand exposure. FragranceNet sends e-mails to its customers advising them of its promotions and other pricing specials for their favorite fragrances. FragranceNet intends to continue to advertise in whichever forms of media prove most effective.

Fulfillment and Inventory Management

      FragranceNet offers over 2,500 fragrances and fragrance-related products, which it believes is a wider selection of products than offered by most traditional fragrance sellers. FragranceNet may obtain inventory directly from any number of suppliers depending on which offers us the most favorable selection, pricing, quality and quantity terms.

Technology

      FragranceNet uses an advanced Oracle-based software platform that allows it to grow rapidly while providing reliable, secure and cost-effective e-commerce solutions. Using an Oracle systems application server as the underlying engine, FragranceNet displays extensive data on its over 2,500 brand-name fragrances. An application server dramatically improves a Website's interactive characteristics by monitoring transactions, creating and managing content published on the site and storing data, among other things. This technology offers Web shoppers a host of leading-edge features including real time inventory updates, the reminder club system, an online shipping calculator for orders originating outside the U.S., extensive product searching options and electronic gift certificates and coupons. With Oracle, FragranceNet has been able to enhance the store and expand its customer services enormously, which has helped it to quadruple its volume in fiscal 2000. Oracle's platform provides FragranceNet with a level of stability, flexibility and scalability of major assistance in driving its current growth.

      FragranceNet has taken steps to prevent the failure of its mission-critical business applications. Routers, switches, firewalls, and servers associated with its Website are all deployed with backup or stand-by components. The security architecture is specially designed and built to deliver Web-enabled enterprise applications and ensures that customer information is protected and that transactions are conducted securely over the Internet. The security architecture is a layered approach that addresses security at every layer and ensures that the primary aspects of security -- confidentiality, integrity and availability -- are addressed and that customer information is secure.

      Using FragranceNet's software package, orders are tracked and each customer receives a unique identifying number. All aspects of the business are conducted through computer programs that are backed up at least three times daily. Scanning technology is used for inventory control and order shipping information which makes these processes more accurate and efficient. The system prints automatically all purchase orders, packing lists and shipping labels. The software packages used by FragranceNet are capable of running businesses much larger with significant scalability. Management believes that FragranceNet's technology infrastructure provides the highest customer-centric, complete and reliable shopping experience currently available.

      Credit cards are authorized and processed securely using IcVerify software. The authorizations are done in batches at least twice daily and upon each successful authorization, the product is ordered from the suppliers and shipped to consumers.

Employees

      As of March 31, 2000, FragranceNet employed 17 full-time and 3 part-time employees. None of FragranceNet's employees are represented by unions and FragranceNet considers its relationship with its employees to be excellent. FragranceNet believes that success is dependent on its ability to attract and retain qualified personnel in numerous areas, including software development.

Risk Factors Related to FragranceNet's Business

      The Management of FragranceNet is aware of the risk factors facing the Company as it strives to grow from its current stage. In this regard, management has carefully analyzed the risks facing FragranceNet in its efforts to achieve the objectives as described herein and the steps it must take to lessen these risks. An examination of these risk factors follows:

      EARLY STATE OF COMPANY AND E-COMMERCE DEVELOPMENT

      FragranceNet was founded in 1995 and is now rapidly evolving. Because of this, FragranceNet still has only a short operating history on which to base an evaluation of its business and prospects. Companies in an early stage of development frequently encounter extra risks, expenses and difficulties as they grow and evolve. These risks, expenses and difficulties apply particularly to FragranceNet because its market is new and rapidly evolving. Two particular challenges FragranceNet faces in its early stage of development are (1) an evolving business model and (2) the management of internal growth (see next risk factor below). To address these risks, FragranceNet must continue to develop the strength and quality of its operations, enhance its brand, respond to competitive developments and continue to attract, retain and motivate qualified employees. If FragranceNet fails to do any of these things, there can be no assurance that it will meet its financial objectives.

      MANAGEMENT OF GROWTH

      FragranceNet's success will depend on its ability to effectively manage its future growth. As its sales continue to grow, it will incur increases in expenses and its managerial and operational resources could become severely strained. To manage its future growth effectively, it must do the following:

      o     implement its business model;

      o     anticipate and adapt to rapid changes in its markets;

      o retain existing customers, attract new customers and maintain customer satisfaction;

      o     introduce new and enhanced services, products and alliances;

      o maintain its profit margins notwithstanding price competition or rising wholesale prices;

      o minimize technical difficulties, system downtime and the effect of Internet brownouts; and

      o     manage the timing of promotions and sales programs.

      If FragranceNet does not effectively manage its future growth, its revenues and operating results could be materially adversely affected and it could fail to achieve profitability.

      RETENTION AND RECRUITMENT OF PROFESSIONALS

      FragranceNet's success depends on the expertise of its key technical, sales and senior management personnel. FragranceNet's senior management has approximately three years' experience operating and managing an online store engaged in the sale of fragrance-related products. FragranceNet depends heavily on the continuing service of its management and on their ability to quickly retain further expertise in all aspects of the business. The loss of Dennis Apfel or Jason Apfel or other key employees would hurt the business. FragranceNet anticipates hiring additional persons to serve on its management team. Its success depends on its ability to continue to attract, retain and motivate skilled employees who can effectively manage an online fragrance business. Competition for qualified e-commerce employees is intense. FragranceNet may be unable to retain its present key employees or to attract, assimilate or retain other qualified employees in the future. It may experience difficulty in hiring and retaining skilled employees with appropriate qualifications. The business will be harmed if FragranceNet fails to attract and retain key employees.

      COMPETITION

      FragranceNet believes that its ability to compete depends upon many factors, including:

      o     the market acceptance of its Website and online services;

      o     the success of its sales and marketing efforts;

      o     the performance and reliability of its services;

      o     the price of its products; and

      o     the effectiveness of its customer service and support efforts.

      FragranceNet's competitors may be larger and may have substantially greater financial and marketing resources. In addition, its competitors may be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can. Traditional store-based retailers also enable customers to see, feel and smell products in a manner that is not possible over the Internet. Some online competitors may be able to use the Internet as a marketing medium to reach significant numbers of potential customers more effectively than FragranceNet.

      FragranceNet intends to maintain detailed awareness of all its competitors, many of whom are public companies with information readily available. FragranceNet will strive to develop market share through its marketing and sales plan, the development of enhanced services, an effective pricing schedule, the continual outstanding quality and performance of its services, and the professionalism and competency of its personnel. Management of FragranceNet intends to make the mark "FragranceNet" a nationally recognized brand which will provide FragranceNet with a distinct competitive advantage. However, there is no assurance that the mark will become nationally recognized.

      POTENTIAL FLUCTUATIONS IN QUARTERLY PERFORMANCE

      FragranceNet's revenues and operating results may vary significantly from quarter to quarter due to a number of factors. Many of these factors are outside its control and include:

      o seasonal fluctuations in consumer purchasing patterns and advertising expenses;

      o changes in the growth rate of Internet usage and online user traffic levels;

      o     actions of competitors;

      o the timing and amount of costs relating to the expansion of operations and acquisitions of technology or businesses; and

      o     general economic and market conditions.

      Because FragranceNet has a limited operating history, its future revenues are difficult to forecast. A shortfall in revenues will damage its business and would likely affect the market price of the Common Stock. Its limited operating history and the new and rapidly evolving Internet market make it difficult to ascertain the effects of seasonality on the business. If seasonal and cyclical patterns emerge in Internet purchasing, the results of operations from quarter to quarter may vary greatly and may cause the business to suffer. Fragrance sales are generally lower in the first half of each year and increase substantially during the Christmas purchasing season and other holidays. FragranceNet expects to experience similar seasonality in its business. It is possible that in some future periods, results of operations may be below the expectations of public market analysts and investors. In this event, the price of the Common Stock may fall.

      To minimize quarterly fluctuations in operating results, FragranceNet will attempt to (i) coordinate all service offerings between in-house personnel, vendors and partners, (ii) maintain close awareness of competitors' activities,
(iii) use advisors, input from partners and customers to determine sales status,
(iv) closely monitor the performance level of employees, and (v) constantly review the acceptability, quality and type of products and services offered by the Company.

      RAPID TECHNOLOGY CHANGE

      The Internet is changing very rapidly and the skills of FragranceNet employees could become obsolete quickly. Success will depend, in part, on its ability to improve its existing services, and develop new services and solutions that address the increasingly sophisticated and varied needs of its current and prospective customers. The Company must also respond to technological advances, competitive service offerings, and emerging Internet standards and practices.

      DEPENDENCE ON OTHERS

      FragranceNet is wholly reliant upon a number of third parties to deliver goods and services to it and its customers. Unlike many other e-commerce retail and wholesale businesses, it has no ability or resources to obtain or deliver merchandise on its own. The business cannot operate unless carriers such as the United States Postal Service, United Parcel Service and Federal Express deliver inventory and ship merchandise to customers. Strikes or other service interruptions will affect FragranceNet more severely than an e-commerce business with internal delivery capabilities. Those events would impair the ability to deliver merchandise on a timely basis and may result in lost revenue. FragranceNet and internet users also depend on communications providers to provide Internet users with access to FragranceNet's online store. The store and its users would experience disruptions or interruptions in service due to failures by these providers. These types of occurrences could cause users to perceive the online store as not functioning properly and therefore cause them to stop using FragranceNet's services. These risks pose a greater threat to FragranceNet than to traditional "bricks and mortar" fragrance sellers whose operations can continue despite a communications systems failure. Unlike those competitors, FragranceNet is virtually certain to lose sales as a result of a systems failure.

      FragranceNet's business depends on the ability of third-party vendors to provide it with popular, high-demand fragrances at competitive prices and in sufficient quantities. FragranceNet in fiscal 2000 purchased more than 90% of its merchandise from 10 vendors. Many of the smaller suppliers used by FragranceNet have limited resources, production capacities and operating histories. FragranceNet's success depends on its ability to obtain products to satisfy customer demand and the business could be harmed if the ability to procure products were limited.

      ADEQUACY OF WORKING CAPITAL

      FragranceNet is expected to have sufficient capital to implement its operating plan. However, FragranceNet may have to curtail some of its immediate plans or attempt to obtain financing from other sources if expenses increase or revenues decline. FragranceNet is in a highly competitive business that may require additional capital for marketing, services development, human resources and working capital in order to generate growth. In this regard, the expansion of FragranceNet's business may depend on its ability to locate capital resources to finance its working capital, additions to personnel and other requirements. No assurance can be given that additional financing will be available to FragranceNet at any time in the future, or that if financing is available at all, it will be available on reasonable and satisfactory terms.

      FRAGRANCENET BUSINESS MODEL IS UNPROVEN

      FragranceNet's strategy is based on an unproven business model. Its business model depends on the acceptance of the Internet for business-to-consumer transactions and the ability of FragranceNet's technology to continue evolving and to gain widespread acceptance.

      NO ASSURANCE OF AVAILABILITY OF PERSONNEL

      FragranceNet has not hired all of the personnel necessary to implement our business plan. FragranceNet is dependent upon its ability to attract and retain qualified personnel. There is intense competition for qualified personnel in its business. Although FragranceNet believes that such personnel will be available and attainable at reasonable compensation levels, no assurance can be given that FragranceNet will be able to attract and retain the qualified personnel necessary for the development of our business.

      FUTURE GOVERNMENT REGULATIONS AFFECTING THE INTERNET

      With the exception of regulations applicable to businesses generally, FragranceNet is not currently subject to direct regulation by any government agency. Due to increasing popularity and use of the Internet, however, it is possible in the future that a number of laws may be adopted with respect to the Internet, covering issues such as user privacy, pricing of goods and services, and types of products and services offered. One example of this is the Telecommunications Act of 1996. The Telecommunications Act prohibited the transmission over the Internet of certain types of information. Although certain provisions of the Telecommunications Act were held unconstitutional, similar laws may be enacted in the future. Other nations, including Germany, have taken similar actions to restrict the free flow of information deemed to be objectionable on the Internet. Additionally, certain telecommunications carriers continue to advocate that telecommunications over the Internet should be regulated by the Federal Communications Commission in the same manner as other telecommunications services. These telecommunications carriers want to see the government eliminate the current exemption from payment of telecommunications access charges for Internet service providers.

      If the government adopts any additional laws or regulations covering the use of the Internet, such actions could decrease the growth of the Internet. Any such reduction in the growth of the Internet may negatively impact the customers which use our services. This could cause the demand for our services to be significantly reduced and raise the cost of providing those services. Decrease in growth could also result if existing U.S. state and federal laws and foreign laws governing issues such as commerce, taxation, property ownership, defamation and personal privacy are increasingly applied to the Internet.

      INTERNET SECURITY RISKS

      The secure transmission of confidential information over public telecommunications facilities is a significant barrier to electronic commerce and communications on the Internet. Many factors may cause compromises or breaches of security systems used by the Company and other Internet sites to protect proprietary information. A compromise of security on the Internet would materially negatively affect the use of the Internet for commerce and communications. This in turn would negatively affect our business. Circumvention of FragranceNet's security measures could result in misappropriation of our proprietary information or cause interruptions of FragranceNet's operations. Protecting against the threat of such security breaches may require us to expend significant amounts of capital and other resources. There can be no assurance that FragranceNet's security measures will prevent security breaches.

      INFRASTRUCTURE OF THE INTERNET

      The success of commercial use of the Internet depends in large part upon the development and maintenance of the Internet's infrastructure, including the development of complementary products such as various broadband technologies. The number of users of the Internet and the amount of traffic on the Internet have grown significantly and are expected to continue to grow. To the extent the number of users of the Internet and the amount of traffic on the Internet continue to increase there will be greater demands placed on the Internet's infrastructure. This infrastructure may not be able to support the demands placed on it by this continued growth without its performance or reliability being decreased. Any outages or delays in services could lower the level of Internet usage. In addition, the infrastructure and complementary products and services necessary to make the Internet a viable commercial marketplace may not develop. If usage of the Internet is curtailed due to infrastructure constraints or lack of complementary products, FragranceNet expects an adverse impact on our business and revenues. Even if such infrastructure and complementary products and services do develop, there can be no guarantee that the Internet will become a viable commercial marketplace for products and services such as those offered by FragranceNet.

Item 2. Properties.

      FragranceNet's administration and warehouse facilities are located in Deer Park, NY and total approximately 1200 sq. ft. FragranceNet has signed a five year lease for an 8,500 square foot facility in Hauppauge, NY for office and warehouse space to replace its existing facility. The Company believes these new facilities will be adequate for its current operations and contemplated growth.

Item 3. Legal Proceedings.

      FragranceNet is not a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

      FragranceNet did not submit any matter for the vote of security holders in the fourth quarter of the last fiscal year.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      a.    Market Information

      The Company's Common Stock trades on the OTC Bulletin Board under the symbol FRGN.

      The high and low bid prices for shares of the Common Stock for each quarter during the years ended March 31, 2000 and March 31, 1999 are as follows:

                                                                          Bid Price
                                                                    ---------------------
                                                                    High              Low

      For the Quarter Ended
         March 31, 2000 ........................................    $2.96875        $1.5625
         December 31, 1999 .....................................     3.1875          1.25
         September 30, 1999 ....................................     5.75             .3125
         June 30, 1999 .........................................      .500            .296875
         March 31, 1999 ........................................      .500            .296875
         December 31, 1998 .....................................      .5000           .3000
         September 30, 1998 ....................................      .5000           .3900
         June 30, 1998 .........................................      .6250           .4375



      The above quotations have been obtained from Dow Jones Interactive Quotes & Market Data. The quotations represent inter dealer quotations without retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.

      b.    Number of Holders of Common Stock

            At March 31, 2000, the approximate number of holders of record of shares of Common Stock of the Company was 1,623.

      c.    Dividends on Common Stock

            The Company paid a dividend on August 12, 1999 to stockholders of record as of July 20, 1999 in the amount of $.58 per share of Common Stock. The Company does not anticipate paying any dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis.

      The following discussion may contain forward-looking statements. The Company's actual results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Annual Report on Form 10-KSB. The following discussion and analysis should be read in conjunction with the Financial Statements and the Notes thereto which appear elsewhere in this Annual Report on Form 10-KSB.

Results of Operations for the Fiscal Year Ended March 31, 2000 compared to the Fiscal Years Ended March 31, 1999 and March 31, 1998

      Net sales. Net sales includes the sale of fragrances and fragrance-related products, net of discounts, coupons and returns. Net sales for the fiscal year ended March 31, 2000 were $4,423,500 and were $986,000 and $328,000 for the years ended March 31, 1999 and March 31, 1998, respectively. The increase resulted from higher volume of fragrance product sales.

      Cost of Sales. Cost of sales consists primarily of the cost of merchandise sold plus freight-in, shipping and packaging costs and the cost of bonus gifts included in shipments to customers. Cost of sales for the fiscal year ended March 31, 2000 was $3,030,812. Cost of Sales were $644,665 and $198,187 for the years ended March 31, 1999 and March 31, 1998 respectively. The increase was due to increased sales volume.

      Gross profit. For the fiscal year ended March 31, 2000, gross profit was $1,392,733 or 31.5% of net sales compared to 34.6% and 39.6% for fiscal 1999 and 1998, respectively. The decrease in gross profit percentage was due to a change in product mix that resulted from increased product offerings.

      General and administrative expenses. General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, recruiting, professional fees and other general corporate expenses. General and administrative expenses for the fiscal year ended March 31, 2000 increased to $947,893 from $266,366 for fiscal 1999. The increase was attributable to the hiring of additional personnel to support the growth of FragranceNet. General and administrative expenses will continue to increase in order to support the anticipated growth of the Company.

      Selling and Marketing expenses. Selling and marketing expenses consist of expenditures related to advertising and promotion. Marketing and advertising expenses for the fiscal year ended March 31, 2000 increased to $940,270 from $158,744 for the 1999 fiscal year to support the growth of the Company.

      Net loss. As a result of the factors discussed above, the net loss for the fiscal year ended March 31, 2000 increased to $484,947 from $84,606 for the prior fiscal year.

Liquidity and Capital Resources

      At March 31, 2000, FragranceNet had cash and cash equivalents of $283,433 compared to $77,669 at March 31, 1999. The increase in cash and cash equivalents was due to the cash received from the Merger discussed above.

      Net cash used in operating activities was $196,251 for the fiscal year ended March 31, 2000, compared to cash used in operating activities of $20,978 for the fiscal year ended March 31, 1999. The increase was due to a higher loss in fiscal 2000.

      Net cash used in investing activities for the fiscal year ended March 31, 2000 was $10,688. These expenditures are primarily related to the purchase of computer equipment.

      Net cash provided by financing activities was $412,703 for the fiscal year ended March 31, 2000, compared to $25,000 for the 1999 fiscal year. In July, 1999 FragranceNet completed the Merger and received $437,703 net of the costs of the Merger.

      FragranceNet has invested the net proceeds from the Merger in an interest-bearing money market account at Prudential Securities.

      FragranceNet's principal capital requirements are to acquire merchandise, maintain and improve our online store and engage in advertising and promotional activities. FragranceNet's long-term capital requirements will depend on numerous factors, including, but not limited to, the following:

      o     The rate of market acceptance of the online store;

      o     The ability to expand our customer base;

      o     The cost of upgrades to our online store; and

      o     The level of expenditures for sales and marketing and other factors.

      FragranceNet's principal capital requirements are to:

      o build up our technical infrastructure so that we can rapidly fulfill future engagements and increase our development efficiency;

      o continue to expand development of new technologies so that we can increase our competitiveness and gross margins;

      o extend and intensify our marketing efforts so that we can achieve a leading position in the fragrance e-commerce category and achieve our revenue growth objectives;

      o     fund future strategic acquisitions, if any; and

      o     provide working capital in order to achieve our business objectives.

New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for financial statements for fiscal years beginning after June 15, 2000. Management has not determined the effect, if any, of adopting SFAS No. 133.

      In March, 2000, FASB Interpretation No. 44 - "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25" (FIN 44) was issued. FIN 44 clarifies the application of APB 25 regarding the (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 does not address the application of the fair value method of Statement No. 123. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date on July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. We believe the adoption of FIN 44 will not have a significant effect on the Company's financial statements.

Year 2000

      FragranceNet has had no disruption to its operations to date as a result of the Year 2000 issue. The Year 2000 issue results from computer systems using two digits rather than four to represent the year so that a date using "00" is recognized as the year 1900 rather than the year 2000. This situation may disrupt the smooth operation of both our and third party computer systems.

      FragranceNet assessed its Year 2000 exposure and completed a program to ascertain whether our systems were Year 2000 compliant during 1999. A plan of communication with significant business partners was developed to obtain appropriate assurances that their Year 2000 issues were resolved in a timely manner. The remediation costs to date have not been material and it is not anticipated that any future remediation costs will have a material effect on the Company's financial position or results of operations.

Seasonality

      FragranceNet's operations are expected to fluctuate according to the retail industry seasonalities.

Impact of Inflation

      The primary inflationary factor affecting our operations is increased labor costs. Competition for qualified personnel could increase labor costs for the Company the future.

Item 7. Financial Statements.

      The financial statements for the Company are included in this Annual Report on Form 10-KSB following the signature pages hereof beginning at page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section16(a) of the Exchange Act.

      The Directors and Executive Officers of FragranceNet are as follows:

Name                                  Age   Position
----                                  ---   --------

Philip D. Gunn                        48    Chairman of the Board of Directors

Dennis M. Apfel                       54    Vice   Chairman   of  the  Board  of
                                            Directors,  Chief Financial  Officer
                                            and Secretary

Jason S. Apfel                        27    President,  Chief Executive  Officer
                                            and a Director

James J. Pinto                        49    Director


      Jason S. Apfel, age 27. Mr. Apfel has been President and Chief Executive Officer of the Company since July 28, 1999. He has been President of TeleScents since April 1998. Mr. Apfel was Vice President of TeleScents from April 1997 to April 1998 and from 1995 to April 1997 he was Vice President of a predecessor company of TeleScents which sold fragrances through a toll-free telephone number.

      Dennis M. Apfel, age 54. Mr. Apfel has been Chief Financial Officer and Vice Chairman of the Company since July 28, 1999. He was President and Chief Executive Officer of TeleScents from April 1997 to April 1998 and Chairman and Chief Executive Officer of TeleScents from April 1998 to July 28, 1999. Mr. Apfel is a partner in the law firm of Miller & Apfel in Deer Park, New York and has been a practicing attorney since 1972.

      Philip D. Gunn, age 48. Mr. Gunn is a co-founder and Managing Director of Growth Capital Partners, a private equity investor group. Since 1982, through Growth Capital Partners and Phillip D. Gunn & Co., Mr. Gunn has assisted numerous companies in the formation and execution of their corporate financial strategies, particularly in the areas of acquisition, divestiture and capital raising. From 1980 to 1982, Mr. Gunn was a Vice President in the Manufacturers Hanover Merchant Banking Group. Mr. Gunn also serves on the Board of Directors of eLOT, Inc., a web-based retailer of governmental lottery tickets.

      James J. Pinto, age 49. Mr. Pinto has been Chief Executive Officer of Private Finance Group Corp. since 1990. He has been a Director of the Company since 1988. Mr. Pinto was Chairman of the Board of the Company from 1988 to July 28, 1999. Mr. Pinto also serves on the Board of Directors of Bristol Hotels & Resorts, which provides traveler accommodations, Anderson Group, Inc., a consumer products company, and Empire of Carolina, a consumer products company.

      During the fiscal year ended March 31, 2000, the Board of Directors of the Company met once. All of the directors attended the meeting of the Board of Directors. The Board of Directors does not have any committees.

      The directors and officers of the Company, other than Philip D. Gunn and James J. Pinto, are active in its business on a day-to-day basis. Dennis M. Apfel and Jason S. Apfel are father and son. No other family relationships exist between any of the directors and officers of the Company.

      Under Section 16(a) of the Securities Exchange Act of 1934, directors and officers of the Company, and persons who own more than ten percent of the Common Stock, are required to file reports concerning their beneficial ownership of securities of the Company with the Securities and Exchange Commission. Directors, officers and greater than ten percent stockholders are required by regulations of the Commission to furnish the Company with copies of all Section 16(a) reports they file.

      To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company and confirmations that no other reports were required during the fiscal year ended March 31, 2000, its directors, officers and greater than ten percent stockholders complied with all Section 16(a) filing requirements.

Item 10. Executive Compensation.

      The following table sets forth information for the fiscal years ended March 31, 2000, 1999 and 1998 concerning the compensation of the Chief Executive Officer of the Company, and the three other most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                             Annual Compensation
                                         ---------------------------
    Name and Principal        Fiscal                                    Long Term
         Position              Year          Salary        Bonus       Compensation
--------------------------  -----------  --------------  -----------  ----------------
                                                             -              -
                                                             -              -

                                                             -              -


John C. Shaw (1)........       2000                0
  Chief Executive Officer      1999          $90,000
                               1998          100,000

James J. Pinto (2)......       2000                0         -              -
  Chairman                     1999          $90,000         -              -
                               1998           98,000         -              -

Jason Apfel.............       2000         $110,000      $70,000
  Chief Executive Officer      1999          $51,900         -
                               1998          $29,500         -

Dennis Apfel............       2000          $55,000      $35,000
  Chief Financial Officer      1999                -         -
  Vice President               1998                -         -

------------------------
(1) Mr Shaw served as Chief Executive Officer of the Company until July 28,
    1999.
(2) Mr Pinto served as Chairman of the Board of the Company until July 28,
    1999.

      None of the persons named above (i) were granted stock options for Common Stock during the fiscal year ended March 31, 2000, except for Mr. Pinto who was granted stock options in consideration of his service as a director of the Company from July 28, 1999, (ii) exercised any stock options during the fiscal year ended March 31, 2000 or (iii) held any stock options as of the end of the fiscal year ended March 31, 2000.

Employment Agreements with Executive Officers

      The Company has entered into an Employment Agreement with Jason S. Apfel. The term of the Employment Agreement commenced July 28, 1999 and continues until terminated by Mr. Apfel or the Company upon 30 days' advance notice. The Employment Agreement provides for an initial salary of $110,000 per annum, an annual incentive bonus based on increases in sales over targeted sales and an annual salary increase equal to the amount of the incentive bonus for the prior year. The Employment Agreement provides that in the event that the employment of Mr. Apfel is terminated by the Company without cause, the Company will continue to pay his base salary for six months after termination and will pay his incentive bonus for the year of termination. Under the Employment Agreement, Mr. Apfel is prohibited from engaging in any business in competition with the Company during the period of his employment with the Company and for one year thereafter.

      The Company has entered into an Employment Agreement with Dennis M. Apfel. The term of the Employment Agreement commenced July 28, 1999 and continues until terminated by Mr. Apfel or the Company upon 30 days' advance notice. The Employment Agreement provides for an initial salary of $55,000 per annum, an annual incentive bonus based on increases in sales over targeted sales and an annual salary increase equal to the amount of the incentive bonus for the prior year. The Employment Agreement provides that in the event that the employment of Mr. Apfel is terminated by the Company without cause, the Company will continue to pay his base salary for six months after termination and will pay his incentive bonus for the year of termination. Under the Employment Agreement, Mr. Apfel is prohibited from engaging in any business in competition with the Company during the period of his employment with the Company and for one year thereafter.

Bonus Deferrals

      Pursuant to the employment agreements with Dennis M. Apfel and Jason Apfel and the consulting agreement with an affiliate of Philip D. Gunn, for the fiscal year ended March 31, 2000, Jason Apfel was entitled to a bonus of $70,000, Dennis M. Apfel was entitled to a bonus of $35,000 and the affiliate of Philip
D. Gunn was entitled to a bonus of $17,500. All of said persons agreed to defer the receipt of the bonus until March 1, 2001 which will provide the Company with additional operating funds for the additional year. The bonuses were included in accrued liabilities at March 31, 2000.

Compensation of Directors

      The Company pays its directors who are not employees or consultants of the Company a fee of $500 for each directors' meeting attended.

      The Company has entered into a Consulting Agreement with an affiliate of Philip D. Gunn. The term of the Consulting Agreement commenced on July 28, 1999 and expires on July 31, 2002. The Consulting Agreement provides for a consulting fee of $2,300 per month, an annual incentive bonus based on the performance of the Company and an annual consulting fee increase equal to the amount of the incentive bonus for the prior year. In the event that the Consulting Agreement is terminated by the Company without cause, the Company will continue to pay the consulting fee until July 31, 2002.

      In July 1999, the Company granted options to purchase 20,000 shares of Common Stock to James J. Pinto in consideration of services to be provided as a director of the Company following the Merger. The exercise price of the options was equal to the fair market value of the Common Stock on the date of grant.

Compensation Committee
Interlocks and Insider Participation

      During the fiscal year ended March 31, 2000, the Board of Directors did not have a compensation committee. Compensation decisions were made by the Board of Directors, with Dennis M. Apfel and Jason Apfel abstaining on decisions relating to their respective compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The stockholders (including any "group," as that term is used in Section 13(d)(3) of the Exchange Act) who, to the knowledge of the Board of Directors of the Company beneficially owned more than five percent of the Common Stock as of March 31, 2000, and their respective shareholdings as of such date (according to information furnished by them to the Company), are set forth in the following table. Except as indicated in the footnotes to the table, all of such shares are owned with sole voting and investment power.

                                                         Shares of Common Stock
                Name and Address                           Owned Beneficially                  Percent of Class
                ----------------                           ------------------                  ----------------
Jason S. Apfel                                                4,559,390                              27.0%
2070 Deer Park Avenue
Deer Park, New York 11729

Dennis M. Apfel                                               6,076,360                              36.0%
2070 Deer Park Avenue
Deer Park, New York 11729

Growth Capital Partners, L.L.C.                               4,559,390                              27.0%
c/o Growth Capital Partners, Inc.
520 Madison Avenue
New York, New York 10022

         The following table sets forth, as of March 31, 2000, the number of shares of Common Stock of the Company beneficially owned by each of the Company's directors, each of the Company's executive officers named in the Summary Compensation Table, and all directors and executive officers as a group, based upon information provided by such persons to the Company.

                                                         Shares of Common Stock
                Name and Address                           Owned Beneficially                  Percent of Class
                ----------------                           ------------------                  ----------------
Jason S. Apfel                                               4,559,390                              27.0%
President, Chief Executive Officer and Director

Dennis M. Apfel                                              6,076,360                              36.0%
Chief Financial Officer, Vice Chairman and
Director

Philip D. Gunn (2)                                           4,559,390                              27.0%
Chairman and Director

James J. Pinto (3)                                             335,748                               2.0%
Director

John C. Shaw (4)                                               125,891                               1.0%

All directors and executive officers as a group             15,652,779                              93%
(Four Persons) (1), (2), (3)

-------------

(1) Includes, as noted below, shares of Common Stock which may be acquired upon exercise of outstanding warrants or options which are exercisable within 60 days of March 31, 2000

(2) Consists of shares of Common Stock owned by Growth Capital Partners, L.L.C., of which Mr. Gunn and Theodore V. Buerger are the principals.

(3) Includes 20,000 shares of Common Stock which may be acquired upon exercise of outstanding warrants or options.

(4) Mr. Shaw was Chief Executive Officer of the Company until July 28, 1999.

Item 12. Certain Relationships and Related Transactions.

      On June 29, 1999 the Company sold the stock of its wholly-owned subsidiary, National Capital Benefits Corporation, a Delaware corporation ("NCBC"), to Resource Holdings Associates, a Delaware limited partnership. NCBC had been engaged in the business of purchasing life insurance policies which insure the lives of individuals diagnosed with AIDS. In December 1996, the Company made a determination to discontinue the business of NCBC and since such date engaged in a wind-down of the business. Although the Company received nominal cash consideration through this transaction, the Company was released from certain support and guarantee agreements entered into by the Company with Bank One N.A. and Bank One Capital Partners V, Ltd. relating to and for the benefit of NCBC. Resource Holdings Associates is owned in part by John C. Shaw, the former Chief Executive Officer of the Company.

      In connection with the Merger, the Company granted to each of the former directors of the Company, Herbert J. Jaffe, David Faulkner and John C. Shaw, and a current director of the Company, James J. Pinto, warrants to purchase 10,000 shares of Common Stock at an exercise price of $.40 per share; the Company paid a transaction fee of $45,000 to PFG Corp., an affiliate of Mr. Pinto, and granted to Mr. Pinto warrants to purchase 30,000 shares of Common Stock at an exercise price of $.40 per share; and the Company paid a transaction fee of $15,000 to Resource Holdings Associates, an affiliate of Mr. Shaw, and granted to Resource Holdings Associates warrants to purchase 30,000 shares of Common Stock at an exercise price of $.40 per share.

Item 13. Exhibits and Reports on Form 8-K.

(a)   Exhibits:

            2.1 Agreement and Plan of Merger dated as of July 28, 1999 by and among National Capital Management Corporation, FAC, Inc., Telescents, Inc., and Dennis M. Apfel, Jason Apfel and Growth Capital Partners, L.L.C. (Incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on August 10, 1999).

            3.1 Articles of Incorporation and By-Laws of the Company (Incorporated herein by reference from Schedule 4 to the prospectus included in the Registration Statement on Form S-4 of the Company (No. 33-19149) filed on December 18, 1987).

            3.2 Certificate of Amendment dated June 29, 1995 of Certificate of Incorporation implementing a one-for-three reverse stock split (Incorporated herein by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-KSB filed on April 15,
                  1999).

            3.3 Certificate of Amendment of Certificate of Incorporation (Incorporated herein by reference to Exhibit 3.4 of the Company's Current Report on Form 8-K filed on November 30,
                  1999).

            3.4 Certificate of Designations of Series A Preferred Stock (Incorporated herein by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on August 10,
                  1999).

            3.5 Resolution of Board of Directors dated April 12, 1995 amending the By-Laws (Incorporated herein by reference to Exhibit 3(ii).1 of the Annual Report on Form 10-K of the Company filed on April 17, 1995).

            10.1 Agreement regarding Certain Closing and Post Closing Matters dated as of July 28, 1999 (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 10, 1999).

            10.2 Stock Purchase Agreement dated as of June 29, 1999 by and among National Capital Management Corporation and Resource Holdings Associates (Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 20, 1999).

            10.3 Employment Agreement dated July 23, 1999 between Telescents, Inc. and Jason Apfel.*+

            10.4 Employment Agreement dated July 23, 1999 between Telescents, Inc. and Dennis M. Apfel.*+

            10.5 FragranceNet.com Inc. 1999 Long Term Incentive Plan (Incorporated herein by reference to Exhibit A of the Company's Proxy Statement filed on October 20, 1999)+

            21    List of Subsidiaries*

            27    Financial Data Schedule

            * Included with this Annual Report on Form 10-KSB.

            +     Management Contract or Compensatory Plan

       (b)   Current Reports on Form 8-K:

                  None.

                                POWER OF ATTORNEY

      The Registrant and each person whose signature appears below hereby appoint each of Jason S. Apfel and Dennis M. Apfel as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the Registrant and each such person, individually and in each capacity stated below, one or more amendments to this Annual Report on Form 10-KSB, which amendments may make such changes in this Report as the attorney-in-fact acting in the premises deems appropriate and to file any such amendment to this Report with the Securities and Exchange Commission.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Dated: June 28, 2000

                                    FRAGRANCENET.COM, INC.


                                    By    /s/ Jason S. Apfel
                                      ----------------------------------------
                                    Jason S. Apfel
                                    President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  June 28, 2000               By    /s/ Jason S. Apfel
                                      ----------------------------------------
                                          Jason S. Apfel
                                          President, Chief Executive
                                          Officer and Director

Dated: June 28, 2000                By    /s/ Dennis M. Apfel
                                      ----------------------------------------
                                          Dennis M. Apfel
                                          Chief Financial Officer, Principal
                                          Accounting Officer, Vice Chairman
                                          of the Board and Director

Dated:  June 28, 2000               By    /s/ Philip D. Gunn
                                      ----------------------------------------
                                          Philip D. Gunn
                                          Chairman of the Board
                                          and Director

Dated: June 28, 2000                By    /s/ James J. Pinto
                                      ----------------------------------------
                                          James J. Pinto
                                          Director

                             FRAGRANCENET.COM, INC.

                              Financial Statements

                             March 31, 2000 and 1999

                       (With Independent Auditors Report)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report...................................................... F-1
Consolidated Balance Sheets as of March 31, 2000 and 1999......................... F-2
Consolidated Statements of Operations for the years ended March
 31, 2000, 1999 and 1998.......................................................... F-3
Consolidated Statements of Stockholders' (Deficit) Equity for the years ended March 31, 2000, 1999 and 1998.............................................. F-4
Consolidated Statements of Cash Flows for the years ended March
 31, 2000, 1999 and 1998.......................................................... F-5
Notes to Consolidated Financial Statements........................................ F-6

                          Independent Auditors' Report

The Board of Directors and Stockholders
FragranceNet.com, Inc.:


We have audited the accompanying balance sheet of FragranceNet.com, Inc. as of March 31, 2000, and the related statements of operations, stockholders' (deficit) equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FragranceNet.com, Inc. as of March 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                                /s/ KPMG LLP



June 2, 2000

Report of Independent Accountants



Board of Directors and Stockholders
FragranceNet.com, Inc.


We have audited the accompanying balance sheet of FragranceNet.com, Inc. as of March 31, 1999, and the related statements of operations, stockholders' (deficit) equity, and cash flows for the years ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FragranceNet.com, Inc. as of March 31, 1999, and the results of its operations and its cash flows for the years ended March 31, 1999 and 1998 in conformity with generally accepted accounting principles.


                                                /s/ Margolin, Winer & Evens LLP


May 19, 1999, except for
adjustments to the capital
structure to reflect the
recapitalization of the
Company (Note 3), as to which
the date is July 28, 1999

                                      F-1-1

                             FRAGRANCENET.COM, INC.

                                 Balance Sheets

                             March 31, 2000 and 1999


   Assets                                                                                   2000             1999
                                                                                        --------------   --------------

Current assets:
    Cash and cash equivalents                                                           $      283,433          77,669
    Accounts receivable, net of allowance for returns of $5,570 in 2000                        22,049            7,426
    Inventory                                                                                  54,896            6,500
    Prepaid expenses                                                                           24,054              396
                                                                                        --------------   --------------

              Total current assets                                                            384,432           91,991
                                                                                        --------------   --------------


    Property and equipment, net                                                                28,517           28,965
    Intangible asset, net of accumulated amortization of $625 and $125
                                                                                                6,875            7,375
    Other assets                                                                               12,700                -
                                                                                        --------------   --------------

              Total assets                                                              $     432,524          128,331
                                                                                        ==============   ==============


                   Liabilities and Stockholders' (Deficit) Equity

Current liabilities:
    Accounts payable                                                                    $     144,004           62,920
    Accrued expenses                                                                          311,093           36,127
    Loans payable - related party                                                                   -           25,000
    Deferred revenue                                                                           20,387                -
                                                                                        --------------   --------------

              Total liabilities                                                               475,484          124,047
                                                                                        --------------   --------------

Stockholders' (deficit) equity:
    Convertible Series A preferred stock - $.01 par value;
       3,000,000 shares authorized, 0 and 1,029,514 shares issued
       and outstanding                                                                              -           10,295
    Common stock, $.01 par value; 50,000,000 shares authorized,
       16,968,330 and 4,900,000 shares issued and outstanding                                 169,683           49,000
    Additional paid-in capital                                                                368,020           40,705

    Accumulated deficit                                                                      (580,663)         (95,716)
                                                                                        --------------   --------------

              Total stockholders' (deficit) equity                                            (42,960)           4,284
                                                                                        --------------   --------------

              Total liabilities and stockholders' equity                                $     432,524          128,331
                                                                                        ==============   ==============


See accompanying notes to financial statements.

                     FRAGRANCENET.COM, INC.

                    Statements of Operations

           Years ended March 31, 2000, 1999 and 1998

                                                                         2000              1999              1998
                                                                    ---------------   ---------------   ---------------

Net sales                                                           $    4,423,545           985,982           328,017
Cost of sales                                                            3,030,812           644,665           198,187
                                                                    ---------------   ---------------   ---------------

               Gross profit                                              1,392,733           341,317           129,830
                                                                    ---------------   ---------------   ---------------

Operating expenses:
    Selling and marketing                                                  940,270           158,774            52,442
    General and administrative                                             947,893           266,366            88,118
                                                                    ---------------   ---------------   ---------------
               Total operating expenses                                  1,888,163           425,140           140,560

               Loss from operations                                       (495,430)          (83,823)          (10,730)

    Interest expense                                                          (602)             (403)                -
    Interest income                                                         11,885                 -                 -
                                                                    ---------------   ---------------   ---------------

            Loss before provision for income taxes                        (484,147)          (84,226)          (10,730)

Provision for income tax expense                                               800               380               380

            Net loss                                                $     (484,947)          (84,606)          (11,110)
                                                                    ===============    ==============    ==============

            Basic and diluted net loss per common share             $        (0.03)            (0.01)             0.00

            Weighted average number of common
               shares outstanding (and preferred stock
               on a converted basis)                                    16,377,266        15,195,140        15,195,140
                                                                    ===============    ==============    ==============


See accompanying notes to financial statements.

        FRAGRANCENET.COM, INC.

Statements of Stockholders'
     (Deficit) Equity

Years ended March 31, 2000, 1999 and 1998


                                                      Preferred Stock                             Common Stock
                                                 Shares              Amount                Shares               Amount

Balance at March 31, 1997                                 -     $               -                      -    $             -

Issuance of stock at inception,
     April 2, 1997                                1,029,514                10,295              4,900,000             49,000

Net loss                                                  -                     -                      -                  -
                                          ------------------    ------------------   --------------------   ----------------

Balance at March 31, 1998                         1,029,514                10,295              4,900,000             49,000

Net loss                                                  -                     -                      -                  -
                                          ------------------    ------------------   --------------------   ----------------

Balance at March 31, 1999                         1,029,514                10,295              4,900,000             49,000

Issuance of stock in merger of
     FragranceNet.com, Inc. and
     TeleScents                                                                                1,773,190             17,732

Conversion of preferred stock
     into common stock                           (1,029,514)              (10,295)            10,295,140            102,951


Net loss                                                  -                     -                      -                  -
                                          ------------------    ------------------   --------------------   ----------------

Balance at March 31, 2000                                 -     $               -             16,968,330    $       169,683
                                          ==================    ==================   ====================   ================


                                              Additional
                                                paid-in          Accumulated
                                                capital             deficit            Total

Balance at March 31, 1997                                   -                 -    $            -

Issuance of stock at inception,
     April 2, 1997                                     40,705                 -           100,000

Net loss                                                    -           (11,110)          (11,110)
                                          --------------------   ---------------   ---------------

Balance at March 31, 1998                              40,705           (11,110)           88,890

Net loss                                                    -           (84,606)          (84,606)
                                          --------------------   ---------------   ---------------

Balance at March 31, 1999                              40,705           (95,716)            4,284

Issuance of stock in merger of
     FragranceNet.com, Inc. and
     TeleScents                                       419,971                 -           437,703

Conversion of preferred stock
     into common stock                                (92,656)                -                 -


Net loss                                                    -          (484,947)         (484,947)
                                          --------------------   ---------------   ---------------

Balance at March 31, 2000                             368,020          (580,663)   $      (42,960)
                                          ====================   ===============   ===============



See accompanying notes to financial statements.

                             FRAGRANCENET.COM, INC.

                            Statements of Cash Flows

                    Years ended March 31, 2000, 1999 and 1998


                                                                                 2000            1999           1998
                                                                             -------------   ------------   ------------

Cash flows from operating activities:
    Net loss                                                                 $   (484,947)       (84,606)       (11,110)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
          Depreciation and amortization                                            11,636          8,674          2,992
          Changes in assets and liabilities:
            Accounts receivable                                                   (14,623)        (7,426)             -
            Inventory                                                             (48,396)        (6,500)             -
            Prepaid expenses and other assets                                     (36,358)         5,373         (5,769)
            Accounts payable and accrued expenses                                 356,050         63,507         35,540
            Deferred revenue                                                       20,387              -              -
                                                                             -------------   ------------   ------------

                    Net cash (used in) provided by operating
                       activities                                                (196,251)       (20,978)        21,653
                                                                             -------------   ------------   ------------

Cash flows from investing activities:
    Acquisitions of property and equipment                                        (10,688)       (29,755)       (10,751)
    Intangible asset                                                                    -        (7,500)              -
                                                                             -------------   ------------   ------------

                    Net cash used in investing activities                         (10,688)       (37,255)       (10,751)
                                                                             -------------   ------------   ------------

Cash flows from financing activities:

    Repayment of loans payable                                                    (25,000)             -              -
    Proceeds from issuance of stock                                                     -              -        100,000
    Proceeds of shareholder loan                                                        -         25,000              -
    Cash received from merger with TeleScents                                     437,703              -              -
                                                                             -------------   ------------   ------------

                    Net cash provided by financing activities                     412,703         25,000        100,000
                                                                             -------------   ------------   ------------

Net increase (decrease) in cash and cash equivalents                              205,764        (33,233)       110,902

Cash and cash equivalents at beginning of year                                     77,669        110,902              -
                                                                             -------------   ------------   ------------

Cash and cash equivalents at end of year                                     $    283,433         77,669        110,902
                                                                             =============   ============   ============

Supplemental disclosure of cash flow information:

    Cash paid during year for income taxes                                   $        380            380              -

    Cash paid during year for interest                                       $      1,005              -              -


See accompanying notes to financial statements.

                             FRAGRANCENET.COM, INC.
                          Notes to Financial Statements
                             March 31, 2000 and 1999


(1) Nature of Business

       FragranceNet.com Inc. (the Company) is engaged in the retail sale of brand name fragrances and related products over the Internet. In fiscal 2000, 1999 and 1998 purchases from one distributor were 43%, 87% and 99%, respectively.

(2) Summary of Significant Accounting Policies

       (a) Basis of Presentation

              The accompanying financial statements present the historical financial results of TeleScents, Inc. and include the net assets acquired in National Capital Management Corporation's (NCMC) acquisition of TeleScents on July 28, 1999, which was accounted for as a reverse acquisition (note 3). NCMC had no operations subsequent to July 28, 1999. In connection with the merger, NCMC changed its name to FragranceNet.com, Inc. (note 3).

       (b) Cash Equivalents

              The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents of $211,710 at March 31, 2000 consisted of money market accounts.

       (c) Accounts Receivable

              The Company generally purchases products only after they have been ordered and paid for by the customer. Payment is made by credit card or check and goods are not shipped to the customer until the check is cleared or authorization from the credit card company is obtained. Therefore, the accounts receivable balance represents payments due from credit card companies.

       (d) Revenue Recognition

              The Company recognizes revenue from product sales, net of any discounts and coupons, when the products are shipped to customers. The Company provides an allowance for sales returns. Revenue from the sale of gift certificates is deferred until the gift certificates are redeemed. The Company does not charge its customers for shipping costs, which are included in cost of sales.

       (e) Inventory

              Inventory of fragrance products is stated at the lower of cost (computed on the first-in, first-out method) or market.

                             FRAGRANCENET.COM, INC.
                          Notes to Financial Statements
                             March 31, 2000 and 1999


       (f) Property and Equipment

              Property and equipment are stated at cost. Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of the assets as follows:

                     Computer and office equipment              5 years
                     Computer software                          3 years

       (g) Intangible Asset

              The intangible asset consists of a purchased trade name that is amortized using the straight-line method over its expected useful life of fifteen years.

       (h) Income Taxes

              Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (i) Accounting for Stock Options

              The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its employee stock options. As such, compensation expense is recorded only if the current market price of the underlying stock on the date of grant exceeded the exercise price. For disclosure purposes, pro forma net loss and pro forma net loss per common share information are provided in accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" as if the fair value-based method had been applied.

       (j) Fair Value of Financial Instruments

              The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. The Company believes the fair value of its financial instruments at March 31, 2000 and 1999, principally cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates their recorded values due to the short-term nature of the instruments.

                             FRAGRANCENET.COM, INC.
                          Notes to Financial Statements
                             March 31, 2000 and 1999


       (k) Impairment of Long-lived Assets

              Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment charge to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

       (l) Advertising Costs

              Advertising costs are expensed as incurred. Advertising costs were $658,973, $57,163 and $26,460 for the years ended March 31, 2000,
              1999 and 1998, respectively.

       (m) Use of Estimates

              The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3) Merger of TeleScents and FragranceNet.com, Inc.

       On July 28, 1999, NCMC entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire TeleScents, Inc., a New York corporation ("TeleScents"). Pursuant to the Merger Agreement, NCMC issued to the shareholders of TeleScents an aggregate of 4,900,000 shares of its common stock and an aggregate of 1,029,514 shares of its Series A Preferred Stock (the "Preferred Stock"). The Preferred Stock was convertible into common stock on a 1-for-10 basis at such time as the Certificate of Incorporation of the Company was amended to increase the authorized shares of common stock to a number of shares sufficient to effect the conversion. The Preferred Stock had voting privileges on an "as converted" basis. Accordingly, the shareholders of TeleScents, in the aggregate, held approximately 90% of the total voting power of the Company's voting stock. The conversion of the Preferred Stock into 10,295,140 shares of common stock occurred subsequent to the Shareholders' meeting on November 16, 1999 where an amendment to the Company's Certificate of Incorporation was approved to increase the authorized shares of common stock from 6,666,666 to 50,000,000.

       In connection with the Merger, the Company changed its name to FragranceNet.com, Inc. and changed its ticker symbol to "FRGN".

                             FRAGRANCENET.COM, INC.
                          Notes to Financial Statements
                             March 31, 2000 and 1999


       The Company's acquisition of TeleScents was accounted for as a reverse acquisition with TeleScents as the accounting acquirer, as the shareholders of TeleScents gained voting control of the Company pursuant to the merger. The only asset remaining in NCMC at the time of the merger was $437,703 of cash. Accordingly, the reverse acquisition was accounted for as a recapitalization of TeleScents with the issuance of shares of common stock to the pre-transaction stockholders of FragranceNet.com in exchange for cash. For periods prior to the business combination, the equity of the combined enterprise is the historical equity of the accounting acquirer prior to the merger retroactively stated to reflect the number of shares received in the business combination.

       The following unaudited pro forma statement of operations data for the years ended March 31, 2000 and 1999 give effect to the merger as if it had occurred on April 1, 1998 and reflect the historical operations of the purchased business (FragranceNet.com, Inc.) adjusted for reduced interest income to that amount earned on the cash balances retained by the merged entity and reduced corporate expenses for those not associated with the merged entity.

                                                      2000           1999
                                                  ------------    ----------

                   Net sales                   $     4,423,545       985,982
                   Net loss                           (459,947)      (41,786)
                   Net loss per share                    (0.03)         0.00

       The unaudited pro forma results of operations are not necessarily indicative of what the actual results of operations would have been had the transaction occurred on the date indicated above, nor do they represent future financial results of operations.

(4) Property and Equipment

       Property and equipment consists of the following:

                                                         2000          1999
                                                      ----------    ----------

                  Computer and office equipment    $      39,966        31,936
                  Computer software                       11,228         8,570
                                                      -----------   -----------
                                                          51,194        40,506
                  Less accumulated depreciation           22,677        11,541
                                                      -----------   -----------

                                                   $      28,517        28,965
                                                      ===========   ===========

       Depreciation expense amounted to $11,136 and $8,549 for the years ended March 31, 2000 and 1999, respectively.

                             FRAGRANCENET.COM, INC.
                          Notes to Financial Statements
                             March 31, 2000 and 1999

(5) Related Party Transactions

       (a) Outstanding Loans

              At March 31, 1999 the Company had outstanding loans from its stockholders aggregating $25,000, which were repayable upon demand. All loans due to stockholders bore interest at a rate of 7% per annum. The loans were repaid in July 1999. Related interest expense was $602 and $403 for the years ended March 31, 2000 and 1999, respectively.

       (b) Consulting Fees

              During the year ended March 31, 1998 the Company paid $19,500 to an individual related to a stockholder for consulting services. Beginning February 1998, the individual became an employee of the Company.

       (c) Stockholder Services

              One of the stockholders, who was not an employee, was involved in the day-to-day operations of the Company in fiscal 1998, fiscal 1999 and part of fiscal 2000, and did not receive any compensation during this period. In August 1999 the stockholder became an employee of the Company.

(6) Stock Options

       On November 16, 1999, the Company's stockholders approved and adopted the 1999 Long-Term Incentive Plan (the "Plan") under which the Company's Board of Directors may grant stock options to employees and directors. The Plan authorizes grants of options to purchase up to 1.5 million shares of common stock. The number of shares of common stock subject to all awards granted to any individual under the Plan in any one-year period shall not exceed 250,000 shares.

       The exercise price per share of options may not be less than the fair market value of the common stock on the date of grant. The term of each option will generally be fixed by the Board, except no incentive stock option may exceed a term of ten years. At the discretion of the Board, options may be exercised by payment of the exercise price in cash, stock, outstanding awards or other property having a fair market value equal to the exercise price.

       In fiscal 2000, the Company granted 20,000 options to a director of the Company at an exercise price of $.40 per share which was equal to the fair value of the common stock on the date of grant. At March 31, 2000, these were the only options outstanding, all of which were exercisable. Had the Company determined compensation cost based on the fair value of its stock options at the grant date under SFAS No. 123, the Company's pro forma net loss and net loss per share for fiscal 2000 would have approximated the actual net loss and net loss per share.

                             FRAGRANCENET.COM, INC.
                          Notes to Financial Statements
                             March 31, 2000 and 1999

(7) Income Taxes

       The provision for income taxes in each of the three years ended March 31, 2000 consisted of state minimum taxes.

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at March 31 are as follows:

                                                                           2000          1999
                                                                        ---------      ---------
              Deferred tax assets:
                  Accounts receivable (allowance for returns)        $       2,000           -
                  Accrued expenses                                          49,000           -
                  Deferred revenue                                           8,000           -
                  Net operating loss carryforwards                         172,000       38,000
                                                                        -----------    ---------
                                                                           231,000       38,000
              Less: valuation allowance                                    231,000       38,000
                                                                        -----------    ---------
                          Deferred tax assets                        $          -            -
                                                                        ==========     =========

       As of March 31, 2000, the Company has a Federal net operating loss (NOL) carryforward of approximately $431,000 expiring in fiscal 2018 to 2020. Certain of NCMC's NOL's may be utilizable by the Company, subject to limitations imposed by Section 382 of the Internal Revenue Code for changes in ownership. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or losses are carried forward. Management considers the scheduled reversal of deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. Due to historical taxable losses, management believes it is more likely than not the Company will not realize the benefits of these deductible differences and operating loss carryforwards, and, accordingly, has established a valuation allowance at March 31, 2000 and 1999.

(8) Commitments and Contingencies

       On March 24, 2000, the Company leased a building, commencing June 1, 2000, under a non-cancelable operating lease, which expires on May 31, 2005. The future lease payments under the operating lease are as follows:

                                Years ending March 31,:
                                        2001                   $       43,400
                                        2002                           76,136
                                        2003                           79,182
                                        2004                           82,348
                                        2005                           85,641
                                    Thereafter                         14,506
                                                                   ----------

                                                               $      381,213
                                                                   ==========