Form 10-Q
period 2000-06-30
FRAGRANCENET COM INC
filed 2000-08-14
CIK 826495

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark one)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

                 For the quarterly period ended June 30, 2000
                                      OR
    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

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

Yes    X    No   ___
    -------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                    OUTSTANDING AT JUNE 30, 2000
-----                                    ----------------------------
Common Stock, par value                           16,968,330
$  .01 per share

                                      Index

                             FRAGRANCENET.COM, INC.

                                                                      PAGE NUMBER
                                                                      -----------

Part I.     Financial Information

Item 1.     Consolidated Financial Statements (Unaudited):



            Consolidated Balance Sheets at June 30, 2000
            and March 31, 2000..................................................3

            Consolidated Statements of Operations for the Three
            Months Ended June 30, 2000 and June 30, 1999........................4

            Consolidated Statements of Cash Flows for the Three
            Months Ended June 30, 2000 and June 30, 1999........................5



            Notes to Consolidated Financial Statements..........................6-7

Item 2.     Management's Discussion and Analysis
            of Results of Operations and Financial Condition....................7-9

Item 3.     Quantitative and Qualitative Disclosures about Market Risk..........10

Item 6.     Exhibits and Reports on Form 8-K....................................11

Signatures......................................................................12


Item 1. Financial Statements

BALANCE SHEETS

-----------------------------------------------------------------------------------
                                                          June 30, 2000   March 31,
                                                                            2000
                                                            (Unaudited)
-----------------------------------------------------------------------------------
ASSETS

Current Assets:

   Cash and cash equivalents                               $  227,503      283,433
   Accounts receivable, net                                    25,672       22,049
   Inventory                                                   48,000       54,896

   Prepaid expenses and other current assets                   91,652       24,054

Total Current Assets                                          392,800      384,432
                                                            ---------    ---------
   Property and equipment, net                                 29,672       28,517
   Intangible asset, net                                        6,750        6,875
   Other assets                                                12,700       12,700

Total Assets                                                $ 441,922    $ 432,524
                                                            =========    =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

   Accounts payable and accrued expenses                    $ 503,554    $ 455,097
   Deferred Revenue                                            22,215       20,387

Total Liabilities                                             525,769      475,484
                                                            ---------    ---------

Stockholders' Defecit:

   Common Stock, $.01 par value; 50,000,000 shares
   Authorized, 16,968,330 shares issued and outstanding       169,683      169,683
   Additional paid-in-capital                                 368,020      368,020
   Accumulated deficit                                       (621,550)    (580,663)
                                                            ---------    ---------

            Total stockholders' deficit                       (83,847)     (42,960)
                                                            ---------    ---------

            Total liabilities and stockholders' deficit     $ 441,922      432,524
                                                            ---------    ---------



See accompanying notes to the financial statements.

STATEMENTS OF OPERATIONS

(Unaudited)

------------------------------------------------------------------------------------

                                                         Three Months Ended June 30,
                                                             2000            1999
------------------------------------------------------------------------------------


Net Sales                                              $  1,786,561    $    383,611

Cost of Sales                                             1,171,849         259,855
                                                       ------------    ------------

Gross Profit                                                614,712         123,756
                                                       ------------    ------------


Operating Expenses:

      Selling and marketing                                 365,954          91,193
      General and administrative                            292,204         101,918
                                                       ------------    ------------

   Total Operating Expenses                                 658,158         193,111
                                                       ------------    ------------

Loss From Operations                                        (43,446)        (69,355)

Interest Income                                               2,559               -
                                                       ------------    ------------

Net Loss                                               $    (40,887)   $    (69,355)
                                                       ============    ============


Basic and diluted net loss per share                   $      (0.00)   $      (0.00)
                                                       ------------    ------------

Weighted average number of common shares outstanding     16,968,330      15,195,140
                                                       ------------    ------------



See accompanying notes to the financial statements.

STATEMENTS OF CASH FLOWS

(Unaudited)

-------------------------------------------------------------------------------------

                                                          Three Months Ended June 30,
                                                               2000         1999
-------------------------------------------------------------------------------------

Cash flows from operating activities:

    Net Loss                                            $ (40,887)   $ (69,355)
    Adjustments to reconcile net loss to net cash
    provided by operating activities:
             Depreciation and amortization                  3,308        3,151
             Changes in:
                   Accounts receivable                     (3,623)        --
                   Inventory                                6,896         --
                   Prepaid expenses and other current     (67,571)        --
                     assets

                   Accounts payable                        48,457       65,609
          Deferred revenue                                  1,828         --
                                                        ---------    ---------
             Net cash used in operating activities        (51,592)        (595)
                                                        ---------    ---------

Cash flows from investing activities:

             Acquisition of property and equipment         (4,338)        --
                                                        ---------    ---------

             Net cash used in investing activities         (4,338)        --
                                                        ---------    ---------

Net decrease in cash and cash equivalents                 (55,930)        (595)

Cash and cash equivalents, beginning of period            283,433       85,095
                                                        ---------    ---------
Cash and cash equivalents, end of period                $ 227,503       84,500
                                                        ---------    ---------
Supplemental disclosure of cash flow information:
        Cash paid during the period for income taxes    $     550          380
                                                        =========    =========
        Cash paid during the period for interest        $     932         --
                                                        =========    =========


See accompanying notes to the financial statements.

Notes to Unaudited Financial Statements

1.    Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company's financial statements for the year ended March 31, 2000 and notes thereto included in the Company's annual report on Form 10-KSB. For the three months ended June 30, 2000 and 1999, 52% and 65% of purchases were from one distributor.

2.    Merger of TeleScents and FragranceNet.com, Inc.

 On July 28, 1999, National Capital Management Corporation ("NCMC") entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire TeleScents, Inc., a New York corporation ("TeleScents"). Pursuant to the Merger Agreement, NCMC issued to the shareholders of TeleScents an aggregate of 4,900,000 shares of its common stock and an aggregate of 1,029,514 shares of its Series A Preferred Stock (the "Preferred Stock"). The Preferred Stock was convertible into common stock on a 1-for-10 basis at such time as the Certificate of Incorporation of the Company was amended to increase the authorized shares of common stock to a number of shares sufficient to effect the conversion. The Preferred Stock had voting privileges on an "as converted" basis. Accordingly, the shareholders of TeleScents, in the aggregate, held approximately 90% of the total voting power of the Company's voting stock. The conversion of the Preferred Stock into 10,295,140 shares of common stock occurred subsequent to the Shareholders' meeting on November 16, 1999 where an amendment to the Company's Certificate of Incorporation was approved to increase the authorized shares of common stock from 6,666,666 to 50,000,000.

In   connection   with  the   Merger,   the   Company   changed  its  name  to
FragranceNet.com, Inc. and changed its ticker symbol to "FRGN".

The Company's acquisition of TeleScents was accounted for as a reverse acquisition with TeleScents as the accounting acquirer, as the shareholders of TeleScents gained voting control of the Company pursuant to the merger. The only asset remaining in NCMC at the time of the merger was $437,703 of cash. Accordingly, the reverse acquisition was accounted for as a recapitalization of TeleScents with the issuance of shares of common stock to the pre-transaction stockholders of FragranceNet.com in exchange for cash. For periods prior to the business combination, the equity of the combined enterprise is the historical equity of the accounting acquirer prior to the merger retroactively restated to reflect the number of shares received in the business combination.

3.    New Accounting Pronouncements

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

In March 2000, FASB Interpretation No. 44 - "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No.25" (FIN 44) was issued. FIN 44 clarifies the application of APB 25 regarding the (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 does not address the application of the fair value method of Statement No. 123. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date on July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. We believe the adoption of FIN 44 will not have a significant effect on the Company's financial statements.

On December 3, 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No.101 provides the SEC staff's views on the recognition of revenue. SAB No. 101 requires registrants to adopt the accounting guidance contained therein by no later than the fourth quarter of 2000. Management of the Company does not believe that applying the accounting guidance of SAB No. 101 will have a material effect on its financial position or results of operations.

In the fourth quarter of fiscal 2000, the Company implemented the provisions of EITF No. 00-14, "Accounting for Sales Incentives", and reflects its sales incentives as a reduction of sales.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with the financial statements and notes to the financial statements.

                                  Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company's statements of operations. There can be no assurance that trends in sales growth will continue in the future.

Three Months Ended  June 30,                    2000                1999
--------------------------------------------------------------------------------

Net Sales                                   $1,786,561        $    383,611

Cost of Sales                                1,171,849             259,855

Gross Profit                                   614,712              123,756

Total Selling, General and Administrative
Expenses                                       658,158             193,111

Loss from Operations                           (43,446)            (69,355)

Other Income - Interest Income                   2,559                   -

Net Loss                                       (40,887)             (69,355)

Overview

The Company sells brand name fragrances and related products over the Internet through a website located at www.fragrancenet.com. The Company purchases products from 10 different suppliers and does not purchase the products until they are ordered and paid for by the customer. Payment is made by credit card or by check and goods are not shipped to the customer until the check clears and/or authorization from the credit card company is obtained. The Company does not carry any significant level of inventory and has no accounts receivable other than amounts due from the credit card companies.

Net Sales

Net Sales for the quarter ended June 30, 2000 increased to $1,786,561 or 366% over the comparable period in 1999 which was $383,611. The increase was due to greater marketing efforts and an increased number of customers which resulted in higher sales.

Cost of  Sales

Cost of sales as a percentage of sales was 66% in the quarter ended June 30, 2000 and 68% in the quarter ended June 30, 1999. The decrease was primarily due to obtaining better prices from suppliers.

Selling, General and Administrative Expenses

These expenses encompass the entire operations of the business from personnel required to operate the office to website development and hosting of the website. The expenses increased to $658,158 in the quarter ended June 30, 2000 compared to $193,511 in the June 30, 1999 quarter. As a percentage of sales however, the expenses decreased from 50% at June 30, 1999 to 37% at June 30, 2000. This is the result of economies of scale that were effected by the Company.

Net Loss

As a result of the Company's increased number of personnel, purchase of computer hardware and software, aggressive actions to attract affiliates, customers and custom scripting for the website the Company reduced the loss from operations to $43,446 compared to $69,355 for the quarter ended June 30, 2000 and June 30, 1999, respectively.

Income Taxes

Due to the net loss, no income taxes were provided for either quarter.

Liquidity, Capital Resources and Changes in Financial Condition

The Company's cash was sufficient to enable it to meet its cash requirements during the quarter ended June 30, 2000. The main requirements for capital are to acquire merchandise for sale over the Internet through the Company website, for the maintenance of the website and for advertising and promotion to bring consumers to the website. The decrease in cash and cash equivalents of $55,930 during the three months ended June 30, 2000 was primarily due to the Company's operating loss during the period.

At June 30, 2000 the Company had a working capital deficit of $132,969 and cash and cash equivalents of $227,503 as compared to a working capital deficit of $98,260 and cash and cash equivalents of $84,500 at June 30, 1999. The Company had a net loss from operations of $43,446 for the quarter ended June 30, 2000.

Forward Looking Statements

Certain statements contained in "Management's Discussion and Analysis of Results of Operations and Financial Condition" concerning future prospects of the Company and cash flow requirements are forward looking statements which may involve known and unknown material risks, uncertainties and other factors not under the Company's control including without limitation the need for additional financing, the impact of competition, the management of growth, compliance with applicable regulatory requirements, the Company's ability to implement its long term business plan for acquiring complementary businesses, and the Company's ability to enter into agreements with marketing or distribution partners, which may cause actual results, performance and material achievements of the Company to be materially different from the Company's expectations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE  DISCLOSURES ABOUT MARKET RISK

The Company has no risks which are required to be disclosed.

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits
                  27.  Financial Data Schedule

            (b)   Reports on Form 8-K:  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      Dated: August 14, 2000               FRAGRANCENET.COM, INC.
                                           -----------
                                           (Registrant)


      Dated: August 14, 2000               By / s /  JASON S. APFEL
                                           ----------------------------
                                           Jason S. Apfel
                                           President and
                                           Chief Executive Officer

      Dated: August 14, 2000               By / s / DENNIS M. APFEL
                                           ----------------------------
                                           Dennis M. Apfel, Esq.
                                           Chief Financial Officer

                                INDEX TO EXHIBITS

                        -----------------------------




Exhibit                                                         Page
Number                        Description                       Number
------------------------------------------------------------------------------


27                Financial Data Schedule                         14