Form 10-Q
period 2000-09-30
FRAGRANCENET COM INC
filed 2000-11-09
CIK 826495

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.
                For the quarterly period ended September 30, 2000
                                       OR
   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                909 Motor Parkway
                            Haupauge, New York 11788
                                 (631) 582-5204
               (Address, including zip code, and telephone number,
       including area code, of registrant's principal executive offices)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS                                         OUTSTANDING AT SEPTEMBER 30, 2000
-----                                         ---------------------------------
Common Stock, par value                                   16,968,330
$.01 per share

                                      Index

                             FRAGRANCENET.COM, INC.


                                                                                                          PAGE NUMBER
                                                                                                          -----------
Part I.  Financial Information

Item 1.  Financial Statements

         Balance Sheets at September 30, 2000 (unaudited)
         and March 31, 2000........................................................................             3

         Unaudited Statements of Operations for the Three and Six
         Months Ended September 30, 2000 and September 30, 1999....................................             4-5

         Unaudited Statements of Cash Flows for the Six
         Months Ended September 30, 2000 and September 30, 1999....................................             6

         Notes to Financial Statements.............................................................             7-8


Item 2.  Management's Discussion and Analysis
of Results of Operations and Financial Condition....................................................            9-11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.................................            11

Item 6.  Exhibits and Reports on Form 8-K...........................................................            12

Signatures..........................................................................................            13


Item 1. Financial Statements

BALANCE SHEETS

                        September 30, 2000 and March 31, 2000

   Assets                                                                      09/30/2000        3/31/00
                                                                               ----------        --------
                                                                              (unaudited)
Current assets:
    Cash and cash equivalents                                                  $ 211,665          283,433
    Accounts receivable, net                                                      67,830           22,049
    Inventory                                                                    132,000           54,896
    Prepaid expenses and other current assets                                     56,189           24,054
                                                                               ---------         --------

              Total current assets                                               467,684          384,432
                                                                               ---------         --------


    Property and equipment, net                                                   26,553           28,517
    Intangible asset, net                                                          6,625            6,875
    Other assets                                                                  14,780           12,700
                                                                               ---------         --------

              Total assets                                                     $ 515,642          432,524
                                                                               =========         ========


                   Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
    Accounts payable                                                           $ 198,022          144,004
    Accrued expenses                                                             276,276          311,093
    Deferred revenue                                                               3,400           20,387
                                                                               ---------         --------

              Total liabilities                                                  477,698          475,484
                                                                               ---------         --------

Stockholders' equity (deficit):
    Common stock, $.01 par value; 50,000,000 shares authorized,
       16,968,330 shares issued and outstanding                                  169,683          169,683
    Additional paid-in capital                                                   368,020          368,020
    Accumulated deficit                                                         (499,759)        (580,663)
                                                                               ---------        ---------

              Total stockholders' equity (deficit)                                37,944          (42,960)
                                                                               ---------        ---------

              Total liabilities and stockholders' equity (deficit)             $ 515,642          432,524
                                                                               =========        =========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS

                                 (unaudited)
           Three months ended September 30, 2000 and September 30, 1999

                                                                     2000                    1999
                                                                 -----------             -----------
Net sales                                                        $ 1,505,508                 688,213
Cost of sales                                                        850,947                 462,789
                                                                 -----------             -----------

              Gross profit                                           654,561                 225,424
                                                                 -----------             -----------

Operating expenses:
    Selling and marketing                                            253,746                 140,172
    General and administrative                                       281,007                 146,261
                                                                 -----------             -----------
              Total operating expenses                               534,753                 286,433

              Operating earnings (loss)                              119,808                 (61,009)

    Interest income                                                    1,983                   2,419
                                                                 -----------             -----------

            Net income (loss)                                    $   121,791                 (58,590)
                                                                 ===========             ===========


Basic and diluted net income (loss) per share                    $      0.01             $      0.00
                                                                 ===========             ===========

Weighted average number of common shares outstanding              16,968,330              16,428,661
                                                                 ===========             ===========



See accompanying notes to financial statements.

STATEMENT OF OPERATIONS

                                    unaudited
            Six months ended September 30, 2000 and September 30, 1999
                                                                      2000                     1999
                                                                 ------------              ------------
Net sales                                                        $  3,292,069                 1,071,824
Cost of sales                                                       2,022,796                   722,644
                                                                 ------------              ------------

              Gross profit                                          1,269,273                   349,180
                                                                 ------------              ------------

Operating expenses:
    Selling and marketing                                             619,700                   231,365
    General and administrative                                        573,211                   248,179
                                                                 ------------              ------------
              Total operating expenses                              1,192,911                   479,544

              Operating earnings (loss)                                76,362                  (130,364)


    Interest income                                                     4,542                     2,419
                                                                 ------------              ------------

            Net income (loss)                                    $     80,904                  (127,945)
                                                                 ============              ============


Basic and diluted net income (loss) per share                    $       0.00              $      (0.01)
                                                                 ============              ============

Weighted average number of common shares outstanding               16,968,330                15,815,270
                                                                 ============              ============


See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
   (Unaudited)
   Six months ended September 30, 2000 and September 30, 1999

                                                                                 2000                    1999
                                                                               ---------              ---------
Cash flows from operating activities:
    Net income (loss)                                                          $  80,904               (127,945)
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
          Depreciation and amortization                                            6,552                  6,630
          Changes in assets and liabilities:
            Accounts receivable                                                  (45,781)               (35,645)
            Inventory                                                            (77,104)               (21,270)
            Prepaid expenses and other assets                                    (34,215)               (10,083)
            Accounts payable and accrued expenses                                 19,201                149,352
            Deferred revenue                                                     (16,987)                    --
                                                                               ---------              ---------

                    Net cash used in operating activities                        (67,430)               (38,961)
                                                                               ---------              ---------

Cash flows from investing activities:
    Acquisitions of property and equipment                                        (4,338)                (3,822)
                                                                               ---------              ---------

                    Net cash used in investing activities                         (4,338)                (3,822)
                                                                               ---------              ---------

Cash flows from financing activities:
    Repayment of loans payable
                                                                                      --                (25,000)
    Cash acquired pursuant to the merger of Fragrancenet.com, Inc.
       and Telescents                                                                 --                500,000
                                                                               ---------              ---------

                    Net cash provided by financing activities                         --                475,000
                                                                               ---------              ---------

Net increase (decrease) in cash and cash equivalents                             (71,768)               432,217

Cash and cash equivalents at beginning of period                                 283,433                 77,669
                                                                               ---------              ---------

Cash and cash equivalents at end of period                                     $ 211,665                509,886
                                                                               =========              =========

Supplemental disclosure of cash flow information:
    Cash paid during period for income taxes                                   $     550                    380
                                                                               =========              =========

    Cash paid during period for interest                                       $   1,864                    292
                                                                               =========              =========


See accompanying notes to financial statements.

Notes to Unaudited Financial Statements

1.   Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company's financial statements for the year ended March 31, 2000 and notes thereto included in the Company's annual report on Form 10-KSB. For the six months ended September 30, 2000 and 1999, an aggregate of 63% and 87% of purchases were from two distributors, respectively.

2.   Merger of TeleScents and FragranceNet.com, Inc.

The Company was formerly known as National Capital Management Corporation ("NCMC"), a publicly held shell company with no substantial business operations. On July 28, 1999, NCMC entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire TeleScents, Inc., a New York corporation ("TeleScents"). Pursuant to the Merger Agreement, NCMC issued to the shareholders of TeleScents an aggregate of 4,900,000 shares of its common stock and an aggregate of 1,029,514 shares of its Series A Preferred Stock (the "Preferred Stock") in exchange for all the outstanding common stock of Telescents. The Preferred Stock was convertible into common stock on a 1-for-10 basis at such time as the Certificate of Incorporation of the Company was amended to increase the authorized shares of common stock to a number of shares sufficient to effect the conversion. The Preferred Stock had voting privileges on an "as converted" basis. Accordingly, the shareholders of TeleScents, in the aggregate, held approximately 90% of the total voting power of the Company's voting stock. The conversion of the Preferred Stock into 10,295,140 shares of common stock occurred subsequent to the Shareholders' Meeting on November 16, 1999 where an amendment to the Company's Certificate of Incorporation was approved to increase the authorized shares of common stock from 6,666,666 to 50,000,000.

In connection with the Merger, the Company changed its name to FragranceNet.com, Inc. and changed its ticker symbol to "FRGN".

The Company's acquisition of TeleScents was accounted for as a reverse acquisition with TeleScents as the accounting acquirer, as the shareholders of TeleScents gained voting control of the Company pursuant to the merger. The only asset remaining in NCMC at the time of the merger was $437,703 of cash. Accordingly, the reverse acquisition was in substance a recapitalization of TeleScents with the issuance of shares of common stock by Telescents to the pre-transaction stockholders of FragranceNet.com in exchange for cash. For periods prior to the business combination, the equity of the combined enterprise is the historical equity of the accounting acquirer prior to the merger retroactively restated to reflect the number of shares received in the business combination.

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

On December 3, 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No.101, as amended by SAB 101A, provides the SEC staff's views on the recognition of revenue. SAB No. 101 requires registrants to adopt the accounting guidance contained therein by no later than the fourth quarter of 2000. Management of the Company does not believe that applying the accounting guidance of SAB No. 101 will have a material effect on its financial position or results of operations.

In the fourth quarter of fiscal 2000, the Company implemented the provisions of EITF No. 00-14, "Accounting for Sales Incentives", and for all periods presented reflects its sales incentives as a reduction of sales.

4.   Commitments

The Company entered into a five year operating lease agreement for its facility of approximately 8,500 square feet. The lease commenced on September 1, 2000 at a base rent of $6,300 per month and expires in 2005.

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


Three Months Ended September 30                                    2000                     1999
---------------------------------------------------------------------------------------------------
Net Sales                                                      $ 1,505,508             $   688,213

Cost of  Sales                                                     850,947                 462,789

Gross Profit                                                       654,561                 225,424

Total Selling, General and Administrative Expenses                 534,753                 286,433

Income (Loss) from Operations                                      119,808                 (61,009)

Other Income - Interest Income                                       1,983                   2,419

Net Income  (Loss)                                                 121,791                 (58,590)



Six Months Ended September 30                                      2000                     1999
---------------------------------------------------------------------------------------------------

Net Sales                                                      $ 3,292,069             $ 1,071,824

Cost of  Sales                                                   2,022,796                 722,644

Gross Profit                                                     1,269,273                 349,180

Total Selling, General and Administrative Expenses               1,192,911                 479,544

Income (Loss) from Operations                                       76,362                (130,364)

Other Income - Interest Income                                       4,542                   2,419

Net Income  (Loss)                                                  80,904                (127,945)

Overview

The Company sells brand name fragrances and related products over the Internet through a website located at www.fragrancenet.com. The Company purchases products from 10 different suppliers and generally does not purchase the products until they are ordered and paid for by the customer. Payment is made by credit card or by check and goods are not shipped to the customer until the check clears and/or authorization from the credit card company is obtained. The Company does not carry any significant level of inventory and has no accounts receivable other than amounts due from the credit card companies.

Net Sales

Net Sales for the three months ended September 30, 2000 increased to $1,505,508 or 218% over the comparable period in 1999 which was $688,213. Net Sales for the six months ended September 30, 2000 increased to $3,292,069 or 307% over the comparable period in 1999 which was $1,071,824. The increases were due to greater marketing efforts and an increased number of customers that resulted in higher sales.

Cost of Sales

Cost of sales as a percentage of sales was 57% in the three months ended September 30, 2000 and 67% in the comparable quarter in 1999. Cost of sales as a percentage of sales was 61% for the six months ended September 30, 2000 and 67% for the comparable period in 1999. The decrease was primarily due to obtaining better prices from suppliers.

Selling, General and Administrative Expenses

These expenses encompass the entire operations of the business from personnel required to operate the office to website development and hosting of the website. The expenses increased to $534,753 for the three months ended September 30, 2000 compared to $286,433 in the September 30, 1999 quarter. The expenses increased to $1,192,911 for the six months ended September 30, 2000 compared to $479,544 for the comparable period in 1999. As a percentage of sales however, for the three months ended September 30, 2000, the expenses decreased from 42% at September 30, 1999 to 35% at September 30, 2000. For the six months ended September 30, 2000 expenses as a percentage of sales decreased to 36% for the period ended September 30, 2000 from 45% for the period ended September 30, 1999. This is the result of economies of scale that were effected by the Company.

Net Income (Loss)

As a result of the Company's reduction of operating expenses as a percentage of sales, coupled with the lowering of the cost of sales through better prices for purchased products, the Company posted an operating profit of $119,808 for the three months ended September 30, 2000 compared to a loss from operations of $61,009 for the comparable period in 1999. Profit from operations for the six month period ended September 30, 2000 was $76,372 compared to a loss of $130,364 for the comparable period in 1999.

Income Taxes

Due to the utilization of net operating loss carryforwards, no income taxes were provided for the six months ended September 30, 2000.

Liquidity, Capital Resources and Changes in Financial Condition

At September 30, 2000 the Company had a working capital deficit of $10,014 and cash and cash equivalents of $211,665 as compared to a working capital deficit of $91,052 and cash and cash equivalents of $283,433 at March 31, 2000. The Company's cash and cash equivalents were sufficient to enable it to meet its cash requirements during the quarter ended September 30, 2000. The main requirements for capital are for the acquisition of merchandise for sale over the Internet through the Company website, for the maintenance of the website and for advertising and promotion to bring consumers to the website. The decrease in cash and cash equivalents of $71,768 during the six months ended September 30, 2000 was primarily due to the Company's increase in inventory in preparation for the next quarter holiday period. The Company entered into a five year operating lease agreement for its facility of approximately 8,500 square feet, which lease commenced September 1, 2000 at a base rent of $6,300 per month. We believe our cash and cash equivalents and expected cash flow from operations will be sufficient to meet our cash needs for the next 12 months.

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



         Dated: November 8, 2000               FRAGRANCENET.COM, INC.
                                               ----------------------
                                               (Registrant)


                                               By   /s/ JASON S. APFEL
                                               ----------------------------
                                               Jason S. Apfel
                                               President and
                                               Chief Executive Officer


                                               By   /s/ DENNIS M. APFEL
                                               ----------------------------
                                               Dennis M. Apfel, Esq.
                                               Chief Financial Officer

                                INDEX TO EXHIBITS
                                -----------------


Exhibit                                                               Page
Number                      Description                              Number
-------------------------------------------------------------------------------


27                   Financial Data Schedule                           15