Form 10-Q
period 2000-12-31
FRAGRANCENET COM INC
filed 2001-02-12
CIK 826495

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

      (Mark one)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended December 31, 2000

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


                                909 Motor Parkway
                            Hauppauge, New York 11788
                                 (631) 582-5204
                   (Address, including zip code, and telephone
             number, including area code, of registrant's principal
                               executive offices)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



CLASS                                OUTSTANDING AT DECEMBER 31, 2000
-----                                --------------------------------
Common Stock, par value                         16,968,330
$  .01 per share

                                      Index

                             FRAGRANCENET.COM, INC.


                                                                                               PAGE NUMBER

Part I.  Financial Information

Item 1.  Financial Statements

         Balance Sheets at December 31, 2000 (unaudited) and March 31, 2000 .........................3

         Unaudited Statements of Operations for the Three and Nine
         Months Ended December 31, 2000 and December 31, 1999........................................4-5

         Unaudited Statements of Cash Flows for the Nine
         Months Ended December 31, 2000 and December 31, 1999........................................6

         Notes to Unaudited Financial Statements.....................................................7 - 8


Item 2.  Management's Discussion and Analysis
of Results of Operations and Financial Condition.....................................................8 - 9


Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................................10

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K............................................................11

Signatures...........................................................................................12

ITEM 1.  FINANCIAL STATEMENTS

BALANCE SHEETS

December 31, 2000 and March 31, 2000

                                                                  December 31,    March 31,
Assets                                                                2000          2000
                                                                  -----------    -----------
                                                                  (unaudited)
Current assets:
    Cash and cash equivalents                                     $   826,834    $   283,433
    Accounts receivable,  net                                          72,336         22,049
    Inventory                                                         173,297         54,896
    Prepaid expenses and other current assets                          43,576         24,054
                                                                  -----------    -----------

              Total current assets                                  1,116,043        384,432
                                                                  -----------    -----------

    Property and equipment, net                                        47,145         28,517
    Intangible asset, net                                               6,500          6,875
    Other assets                                                       21,130         12,700
                                                                  -----------    -----------

              Total assets                                        $ 1,190,818    $   432,524
                                                                  ===========    ===========

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
    Accounts payable                                              $   579,741    $   144,004
    Accrued expenses                                                  343,269        311,093
    Deferred revenue                                                    6,439         20,387
                                                                  -----------    -----------

Total liabilities                                                     929,449        475,484
                                                                  -----------    -----------

Stockholders' equity (deficit):
    Common stock, $.01 par value; 50,000,000 shares authorized,
       16,968,330 shares issued and outstanding                       169,683        169,683
    Additional paid-in capital                                        368,020        368,020

    Accumulated deficit                                              (276,334)      (580,663)
                                                                  -----------    -----------

              Total stockholders' equity (deficit)                    261,369        (42,960)
                                                                  -----------    -----------

              Total liabilities and stockholders' equity          $ 1,190,818    $   432,524
                                                                  ===========    ===========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (Unaudited)


Three Months Ended December 31,                            2000         1999
Net sales                                              $ 3,001,116   $ 2,136,502

Cost of sales                                            1,838,186     1,312,839
                                                       -----------   -----------

Gross profit                                             1,162,930       823,663
                                                       -----------   -----------

Operating expenses:
     Selling and marketing                                 489,541       543,829
     General and administrative                            434,770       271,939
                                                       -----------   -----------

     Total operating expenses                              924,311       815,768
                                                       -----------   -----------

Operating income                                           238,619         7,895

Interest income                                              1,793         5,199
                                                       -----------   -----------

Net Income                                                 240,412        13,094
                                                       ===========   ===========

Basic and diluted net income per share                 $      0.01   $      0.00

Weighted average number of common shares outstanding    16,968,330    16,968,330

See accompanying notes to financial statements

STATEMENTS OF OPERATIONS (Unaudited)

Nine Months Ended December 31,                               2000          1999

Net sales                                              $  6,276,618   $  3,273,246

Cost of sales                                             3,860,982      2,035,483
                                                       ------------   ------------

Gross profit                                              2,415,636      1,237,763
                                                       ------------   ------------

Operating expenses:
     Selling and marketing                                1,109,241        840,114
     General and administrative                           1,008,401        520,118
                                                       ------------   ------------

     Total operating expenses                             2,117,642      1,360,232
                                                       ------------   ------------

Operating income (loss)                                     297,994       (122,469)

Interest income                                               6,335          7,618
                                                       ------------   ------------

Net income (loss)                                           304,329       (114,851)
                                                       ------------   ------------

Basic and diluted net income (loss) per share           $      0.02   $      (0.01)

Weighted average number of common shares outstanding     16,968,330     16,201,020

See accompanying notes to financial statements

STATEMENTS OF CASH FLOWS (Unaudited)


Nine Months Ended December 31,                                                2000         1999
Cash flows from operating activities:
     Net income (loss)                                                     $ 304,329    $(144,851)
     Adjustment to reconcile net loss to net cash
             provided by operating activities:
         Depreciation and amortization                                        13,496       10,549
         Changes in assets and liabilities:
             Accounts receivable                                             (50,287)     (83,042)
             Inventory                                                      (118,401)     (52,924)
             Prepaid expenses and other assets                               (27,952)     (20,730)
             Accounts payable and accrued expenses                           467,913      512,930
             Deferred revenue                                                (13,948)          --
                                                                           ---------    ---------

     Net cash provided by operating activities                               575,150      251,932
                                                                           ---------    ---------

Cash flows from investing activities:
     Acquisitions of property and equipment                                  (31,749)     (12,550)
                                                                           ---------    ---------

     Net cash used in investing activities                                   (31,749)     (12,550)
                                                                           ---------    ---------

Cash flows from financing activities:
     Repayment of loans payable                                                 --        (25,000)
     Cash acquired pursuant to the merger of
         FragranceNet.com, Inc. and Telescents                                  --        437,703
                                                                           ---------    ---------

     Net cash provided by financing activities                                  --        412,703
                                                                           ---------    ---------

                            Net increase in cash and cash equivalents        543,401      652,085

                        Cash and cash equivalents at beginning of period     283,433       77,669
                                                                           ---------    ---------

                           Cash and cash equivalents at end of period      $ 826,834    $ 729,754
                                                                           ---------    ---------

Supplemental Disclosure of Cash Flow Information:
     Cash paid during period for income taxes                              $     849    $     380
     Cash paid during period for interest                                      2,485          292

Notes to Unaudited Financial Statements

1.       Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company's financial statements for the year ended March 31, 2000 and notes thereto included in the Company's annual report on Form 10-KSB. For the nine months ended December 31, 2000 and 1999, an aggregate of 59% and 77% of purchases were from two distributors, respectively.

Merger of TeleScents and FragranceNet.com, Inc.

The Company was formerly known as National Capital Management Corporation ("NCMC"), a publicly held shell company with no substantial business operation. On July 28, 1999, NCMC entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire TeleScents, Inc., a New York corporation ("TeleScents"). Pursuant to the Merger Agreement, NCMC issued to the shareholders of TeleScents an aggregate of 4,900,000 shares of its common stock and an aggregate of 1,029,514 shares of its Series A Preferred Stock (the "Preferred Stock") in exchange for all the outstanding common shares of TeleScents.. The Preferred Stock was convertible into common stock on a 1-for-10 basis at such time as the Certificate of Incorporation of the Company was amended to increase the authorized shares of common stock to a number of shares sufficient to effect the conversion. The Preferred Stock had voting privileges on an "as converted" basis. Accordingly, the shareholders of TeleScents, in the aggregate, held approximately 90% of the total voting power of the Company's voting stock. The conversion of the Preferred Stock into 10,295,140 shares of common stock occurred subsequent to the Shareholders' meeting on November 16, 1999 where an amendment to the Company's Certificate of Incorporation was approved to increase the authorized shares of common stock from 6,666,666 to 50,000,000.

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

2.       New Accounting Pronouncements

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

On December 3, 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No.101 provides the SEC staff's views on the recognition of revenue. For the Company SAB No. 101 is required to be adopted by no later than the fourth quarter of fiscal 2001. Management of the Company does not believe that applying the accounting guidance of SAB No. 101 will have a material effect on its financial position or results of operations.

In the fourth quarter of fiscal 2000, the Company implemented the provisions of EITF No. 00-14, "Accounting for Sales Incentives", and reflects its sales incentives as a reduction of sales.

3.       Commitments

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

                            Three Months Ended December 31,     Nine Months ended December 31,
                           ----------------------------------   ------------------------------
                                  2000             1999            2000               1999
                           -------------------------------------------------------------------

Net sales                     $ 3,001,116  $  2,136,502         $ 6,276,618     $  3,273,246

Cost of sales                   1,838,186     1,312,839           3,860,982        2,035,483

Gross profit                    1,162,930       823,663           2,415,636        1,237,763

Total operating expenses          924,311       815,768           2,117,642        1,360,232

Operating income (loss)           238,619         7,895             297,994         (122,469)

Interest Income                     1,793         5,199               6,335            7,618

Net income  (loss)                240,412        13,094             304,329         (114,851)


Overview

The Company sells brand name fragrances and related products over the Internet through a website located at www.fragrancenet.com. The Company purchases products from 5-8 different suppliers and generally does not purchase the products until they are ordered and paid for by the consumer. Payment is made by credit card or by check and goods are not shipped to the customer until the check clears and/or authorization from the credit card company is obtained. The Company does not carry any significant level of inventory and its accounts receivable are primarily from credit card companies.

On July 28, 1999, the Company completed a merger in which the Company was the surviving entity and received $437,703 in cash, net of expenses, as a result of the transaction (see Note 2 to the financial statements).

Net Sales

Net sales for the quarter ended December 31, 2000 increased $864,614 or 40% over the comparable period in 1999 due to an increase in the number of customers.

Cost of Sales

The cost of sales as a percentage of sales remained constant at 61% in the quarter ended 12/31/00 and in the quarter ended 12/31/99 and 62% for the nine months ended 12/31/00 and 12/31/99.

Selling, General and Administrative Expenses

These expenses encompass the entire operations of the business from personnel required to operate the office to website development and hosting of the website. The expenses increased $108,543 in the quarter ended 12/31/00 when compared to 12/31/99. As a percentage of sales, however, the expenses decreased from 38% at 12/31/99 to 31% at 12/31/00. The percentage expense decrease is the result of increased efficiencies and the scalability of the Company's operations.

Operating Results

As a result of the Company's improved purchasing techniques and addition of new suppliers, combined with enhanced pricing and scalability and efficiency of the Company's operations, the Company experienced an operating profit of $238,619 for the quarter ended 12/31/00 compared to an operating profit of $7,895 for the quarter ended 12/31/99, an increase of 29.2 times.

Income Taxes

Due to the utilization of prior net operating loss carryforwards, no income taxes were provided for the nine months ended December 31, 2000.

The changes in the amounts for the nine months ended December 31, 2000, compared with the nine months ended December 31, 1999, were for similar reasons as for the quarters. Sales were up 92% for the period ended 12/31/00 when compared with 12/31/99. Cost of Sales decreased from 62.2% for the nine months ended 12/31/99 to 61.5% for the period ended 12/31/00. The Company experienced an operating loss at 12/31/99 of $122,469 and an operating profit of $297,994 at 12/31/00.


Liquidity, Capital Resources and Changes in Financial Condition

The Company's cash was sufficient to enable it to meet its cash requirements during the quarter ended December 31, 2000. The main reasons for capital are to acquire merchandise for sale over the Internet through the Company website, for the maintenance of the website and for advertising and promotion to bring consumers to the website. The Company had cash and cash equivalents of $826,834 at December 31, 2000 as compared to $283,433 at March 31, 2000. The increase in cash and cash equivalents of $543,401 during the nine months emded December 31, 2000 was due to cash generated from operating activities. We believe our cash and cash equivalents and expected cash flows from operations will be sufficient to meet our cash needs for the next 12 months.

At 12/31/00 the Company had working capital of $186,594 and cash and cash equivalents of $826,834 as compared to working capital of $288,795 and cash and cash equivalents of $729,754 at 12/31/99.

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



         Dated: February 9, 2001                 FRAGRANCENET.COM, INC.
                                                 ----------------------------
                                                 (Registrant)


                                                 By   /s/  JASON S. APFEL
                                                 ----------------------------
                                                 Jason S. Apfel
                                                 President and
                                                 Chief Executive Officer


                                                 By   /s/ DENNIS M. APFEL
                                                 ----------------------------
                                                 Dennis M. Apfel
                                                 Chief Financial Officer