Form 10KSB
period 2001-03-31
FRAGRANCENET COM INC
filed 2001-06-29
CIK 826495

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB

                  ANNUAL REPORT UNDER SECTION 13 or 15 (d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                           Commission file number
 March 31, 2001                                            0-16819
 --------------                                            -------

                             FRAGRANCENET.COM, INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)

              Delaware                               94-3054267
--------------------------------------   ------------------------------------
    (State of incorporation)                (IRS Employer ID Number)

   909 Motor Parkway, Hauppauge, New York            11788
   --------------------------------------         ------------
  (Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code:  (631) 582-5204

Securities registered pursuant to Section 12 (b) of the Exchange Act:   None

Securities registered pursuant to Section 12 (g) of the Exchange Act:

     Title of Class                          Number of Shares Outstanding as of
                                                       March 31, 2001
----------------------------                 ----------------------------------
Common Stock, $.01 par value                            16,968,330

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
YES   X   NO
    ----     ------

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB   X
                -------

Issuer's revenues for its most recent fiscal year:  $7,923,347

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the average of the bid and asked prices for such common equity on June 12, 2001 is approximately $495,496.

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

                                     PART I

Item 1.  Business

         FragranceNet.com, Inc. ("FragranceNet" or the "Company") operates the world's largest internet discount fragrance store offering more than 3,000 brand-name fragrances at the lowest prices. By combining an extensive selection with free U.S. shipping and handling and a free gift with every order, FragranceNet.com customers are treated to a unique and easy shopping experience.

         Background

         On July 28, 1999, the Company, then known as National Capital Management Corporation ("NCMC"), entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among NCMC, FAC, Inc., a Delaware corporation and wholly-owned subsidiary of NCMC ("Merger Sub"), Telescents, Inc., a New York corporation ("Telescents"), and Dennis M. Apfel, Jason S. Apfel and Growth Capital Partners, L.L.C., a Delaware limited liability company ("GCP"), the holders of all of the outstanding capital stock of Telescents (the "Telescents Shareholders"). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Telescents (the "Merger") in accordance with the provisions of the Delaware General Corporation Law and the New York Business Corporation Law effective as of July 28, 1999, whereupon the separate corporate existence of Merger Sub ceased and Telescents continued as the surviving corporation (the "Surviving Corporation"). Pursuant to the Merger Agreement, the Company issued to the Telescents Shareholders an aggregate of 4,900,000 shares of common stock of NCMC ("Common Stock") and an aggregate of 1,029,514 shares of preferred stock of NCMC ("Preferred Stock") in exchange for all the outstanding shares of TeleScents. The preferred stock had voting privileges on an "as converted" basis. Accordingly, upon consummation of the Merger the Telescents Shareholders, in the aggregate, held approximately 89.55% of the total voting power of the Company's voting stock. The Preferred Stock was convertible into Common Stock on a 1-for-10 basis at such time as the Certificate of Incorporation of the Company was amended to increase the authorized shares of Common Stock to a number of shares of Common Stock sufficient to effect the conversion. Such conversion took place in November, 1999 immediately following the 1999 Annual Meeting of Stockholders of the Company.

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


         As of March 31, 2001, 16,968,330 shares of Common Stock were issued and outstanding.

                  The Online Store

         The Company operates an online store that specializes in the sale of brand-name fragrances, bath and body products, gels, powders and soaps directly to the consumer. The Company sells women's and men's products and does not sell any imitations or knock-offs. FragranceNet now offers its customers over 3,000 products at discounts up to 60%. In addition, FragranceNet offers free shipping within the United States and a free gift with every purchase. The products sold by the Company include major brands and hard-to-find and discontinued items. Visitors to the FragranceNet site find a user-friendly vehicle for purchase of products. The online store has search capability by price, name, and type of scent. There is a reminder club that users may register with to be reminded by e-mail 2 weeks before any birthday or anniversary.

         Within seconds following every order placed with FragranceNet, the Company sends an e-mail confirmation detailing all aspects of the customer's order. The Company has available live customer service representatives to answer questions a consumer may have either about their order or about a particular fragrance.

         The Company has integrated over 10 suppliers into its business that allows for availability of over 3,000 items on a daily basis and, due to the many sources of merchandise, contributes to the high gross profit percentage FragranceNet enjoys. The inventory is real time and can be adjusted many times each day if necessary. Generally, inventory is not purchased by the Company until a consumer buys it and has paid for it, so the Company carries no significant inventory. Customer payment is made by check or credit card and the goods are not shipped to the customer until the check clears or authorization from the credit card company is obtained. Therefore, accounts receivable balances represent payments due from credit card companies. The Company has provided an allowance for product returns, which have been minimal.

         FragranceNet's online store provides its retail customers with superior features, pricing and convenience. The online store offers consumers over 3,000 fragrances and related products. They are displayed in a framed format which allows for easy and simple navigation with one button click. There are special sections of the store offering gift sets and specials, women's fragrances, men's fragrances and customer service. The online store features the ability to search for any fragrance by name, price and/or type of scent such as fruity, oriental, and/or spicy. The online store features a simple click of a button to add items to the customers shopping cart and to check out on a secure server. The site also permits the addition and subtraction of items with a simple click of a button. When the customer is finished shopping, clicking on the checkout button allows for easy checkout with the customer having three options of payment. They can pay by credit card over a secure server; they can fill out all information and send a check, or they can call or fax their credit card information to customer service.

         FragranceNet.com has made the top ten list of the Best Holiday E-tailers by Patricia Seybold Group, a well-known Internet expert for 1998 and 1999. No list was published for 2000. The other winners included Amazon, Eddie Bauer, Lands End, Etoys, Barnes and Noble, and LL Bean. FragranceNet.com boasts an Affiliate Program with over 25,000 sites carrying our banner and text links to their customers. Bizrate.com named FragranceNet.com a top 20 merchant for the 2000 holiday season out of a possible 1,500 merchants. The Company's customers are loyal and repeat customers account for approximately 30% of sales.

                  Market Opportunity

         FragranceNet participates in a fast growing category of e-tailing. The worldwide fragrance market is estimated to be in excess of $20 billion of which approximately $6 billion are US sales. Approximately five percent of FragranceNet's sales for fiscal 2001 were to international customers. With online fragrance and cosmetic sales to increase to $503 million by 2003 as estimated by Jupiter Communications, FragranceNet, by just holding its market share, could garner sales of $100 million by that time. However, there is no assurance the Company can maintain its market share. FragranceNet is recognized as the leader in the sale of fragrances over the Internet. Forrester Research estimates that e-tailing will increase from $20 billion in the U.S. to over $184 billion by the year 2004, reaching 7% of total retail sales.

                  Strategy

FragranceNet's strategy is based upon the belief that if you provide brand-name fragrances at discount prices and add to that free U.S. shipping and a free gift with every order and live customer service representatives who are knowledgeable in the fragrance industry, the Company should be able to continue to attract new customers and grow. FragranceNet believes there is strong demand for its products, delivery system and discounts. The Company also believes that it has the ability to combine its expertise in marketing, unique supplier arrangements and overall strategy to become the most dominant player in its marketplace.

                  Partnerships

         FragranceNet.com is featured in major search engines such as Yahoo!, Excite, Lycos, Alta Vista, Iwon, Google, Hotbot, GoTo and AOL Netfind. In addition, the Company has established increased exposure through today's top communities and malls including placements within Visa Shopping Offers, Excite Shopping Guide, Prodigy Shopping, First USA Online Deals, Coolsavings, Ebates and MyPoints.

                  Competition

         FragranceNet's online store competes against a number of retailers within different channels of distribution. Its competition includes (1) traditional department stores and perfume retailers such as Macy's and Bloomingdale's, (2) nationally known discount perfume retailers that seek to purchase high-demand or limited-supply products, (3) Websites maintained by online retailers of fragrance and fragrance products, such as perfumania.com and sephora.com (4) catalog retailers of fragrance and fragrance-related products and (5) Internet portals and online service providers that feature shopping services, such as America Online, Yahoo!, Excite and Lycos and (6) mass market retailers such as Wal-Mart.

         Online fragrance competitors include:

         (1)      Department stores' Websites;

         (2)      Specialty stores' Websites;

         (3) Companies with little name recognition or, in many cases, little access to capital; and

         (4)      Mass Merchandisers.

         Many of the department store and mass merchandisers carry tens of thousands of different items and the Company believes that they cannot compete favorably with FragranceNet. The department stores (Bloomingdales, Macy's, Nordstrom, Saks Fifth Avenue, etc.) and specialty stores sell products using full retail price models. The e-tailers that are fragrance and beauty sites such as Ashford.com, Sephora.com, etc. are also full retail models and include cosmetics as a major component of their product mix. The Company believes that none of the possible competition has the breadth of inventory that the Company carries. FragranceNet believes that it has a rapidly emerging brand-name, has established industry relationships, convenient shopping experience, extensive product selection and competitively priced products.

                   The Fragrance Industry. The traditional retail fragrance industry is fragmented with different competitive strategies used throughout. The industry includes upscale department stores which compete based not on price, but on advertising and promotions, specialty retailers which compete based on pricing, and mass-market retailers and drug stores which emphasize convenience purchasing.

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

                  Usage. The number of customers who visit the FragranceNet site has grown consistently, increasing from 2,000 per month during 1997 to over 750,000 per month during December 2000.

                  Marketing and Advertising

         FragranceNet has established a variety of relationships with several Internet sites to build traffic and attract customers, including Yahoo!. FragranceNet has an agreement with Yahoo to promote and advertise its online store. FragranceNet has delivered to Yahoo! content about the online store that Yahoo! has agreed to insert onto its banners and on its search results page. FragranceNet gives Yahoo! discount coupons that can be used at the online store by members of Yahoo!

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

                  Fulfillment and Inventory Management

         FragranceNet offers over 3,000 fragrances and fragrance-related products, which it believes is a wider selection of products than offered by most traditional fragrance sellers. FragranceNet may obtain inventory directly from any number of suppliers depending on which offers us the most favorable selection, pricing, quality and quantity terms.

                  Technology

         FragranceNet uses an advanced MY-SQL software platform that allows it to grow rapidly while providing reliable, secure and cost-effective e-commerce solutions. Using MY-SQL systems application server as the underlying engine, FragranceNet displays extensive data on its over 3,000 brand-name fragrances. An application server dramatically improves a Website's interactive characteristics by monitoring transactions, creating and managing content published on the site and storing data, among other things. This technology offers Web shoppers a host of leading-edge features including real time inventory updates, the reminder club system, an online shipping calculator for orders originating outside the U.S., extensive product searching options and electronic gift certificates and coupons. With MY-SQL, FragranceNet has been able to enhance the store and expand its customer services enormously, which has helped it to dramatically increase its volume in fiscal 2001. MY-SQL platform provides FragranceNet with a level of stability, flexibility and scalability of major assistance in driving its current growth. With MY-SQL application server as the underlying engine, FragranceNet displays a wealth of data for its 3,000 fragrances.

         Using its system, FragranceNet has taken steps to prevent the failure of its mission-critical business applications. While no system is fool-proof the Company has taken reasonable steps to provide a secure site. Routers, switches, firewalls, and servers associated with its Website are all deployed with backup or stand-by components. The security architecture is specially designed and built to deliver Web-enabled enterprise applications and ensures that customer information is protected and that transactions are conducted securely over the Internet. The security architecture is a layered approach that addresses security at every layer and ensures that the primary aspects of security confidentiality, integrity, and availability -- are addressed and that customer information is secure.

          FragranceNet uses its software package to fulfill orders and conduct general business activities. Scanning technology is also used. The system will print packing slips, shipping labels, and direct the fulfillment team to conduct efficient product picking and packing. Once the order is fulfilled and shipped, the database is updated with the new shipping status. The software package is capable of very high scaling, allowing for growth. In summary, management believes that FragranceNet's technology infrastructure provides the highest customer-centric, complete and reliable shopping experience currently available.

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

         Credit cards are authorized and processed securely using Web Authorize software. The authorizations are done in batches at least twice daily and upon each successful authorization, the product is ordered from the suppliers and shipped to consumers.


                  Employees

         As of March 31, 2001, FragranceNet employed 19 full-time and 3 part-time employees. None of FragranceNet's employees are represented by unions and FragranceNet considers its relationship with its employees to be excellent. FragranceNet believes that success is dependent on its ability to attract and retain qualified personnel in numerous areas, including software development.

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

         EARLY STATE OF COMPANY AND-E-COMMERCE DEVELOPMENT

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

         RECRUITMENT  AND  RETENTION OF PROFESSIONALS

         FragranceNet's success depends on the expertise of its key technical, sales and senior management personnel. FragranceNet's senior management has approximately four years' experience operating and managing an online store engaged in the sale of fragrance-related products. FragranceNet depends heavily on the continuing service of its management and on their ability to quickly retain further expertise in all aspects of the business. The loss of Dennis Apfel or Jason Apfel or other key employees would hurt the business. FragranceNet anticipates hiring additional persons to serve on its management team. Its success depends on its ability to continue to attract, retain and motivate skilled employees who can effectively manage an online fragrance business. FragranceNet may be unable to retain its present key employees or to attract, assimilate or retain other qualified employees in the future. It may experience difficulty in hiring and retaining skilled employees with appropriate qualifications. The business will be harmed if FragranceNet fails to attract and retain key employees.

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

         FragranceNet's competitors may be larger and may have substantially greater financial and marketing resources. In addition, its competitors may be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can. Traditional store-based retailers also enable customers to see, feel, and smell products in a manner that is not possible over the Internet. Some online competitors may be able to use the Internet as a marketing medium to reach significant numbers of potential customers more effectively than FragranceNet.

         FragranceNet intends to maintain detailed awareness of all its competitors, many of whom are public companies with information readily available. FragranceNet will strive to develop market share through its marketing and sales plan, the development of enhanced services, an effective pricing schedule, the continual outstanding quality and performance of its services, and the professionalism and competency of its personnel. Management of FragranceNet intends to make that mark, "FragranceNet", a nationally recognized brand which will provide FragranceNet with a distinct competitive advantage. However, there is no assurance that the mark will become nationally recognized.

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

         Because FragranceNet has a limited operating history, its future revenues are difficult to forecast. A shortfall in revenues will damage its business and would likely affect the market price of the Common Stock. Its limited operating history and the new and rapidly evolving Internet market make it difficult to ascertain the effects of seasonality on the business. If seasonal and cyclical patterns emerge in Internet purchasing, the results of operations from quarter to quarter may vary greatly and may cause the business to suffer. Fragrance sales are generally lower in the first half of each fiscal year and increase substantially during the Christmas purchasing season and other holidays. FragranceNet expects to experience similar seasonality in its business. It is possible that in some future periods, results of operations may be below the expectations of public market analysts and investors. In this event, the price of the Common Stock may fall.

         To minimize quarterly fluctuations in operating results, FragranceNet will attempt to (i) coordinate all service offerings between in-house personnel, vendors, and partners, (ii) maintain close awareness of all competitors' services activities, (iii) use advisors, input from partners and customers to determine sales status, (iv) closely monitor the performance level of all employees, (v) constantly review the acceptability, demand and quality and type of the services offered and (vi) rigidly adhere to the level of expenditures consistent with ongoing sales.

         RAPID TECHNOLOGY CHANGE

         The Internet is changing very rapidly and the skills of FragranceNet employees could become obsolete quickly. Success will depend, in part, on its ability to improve its existing services, develop new services and solutions that address the increasingly sophisticated and varied needs of its current and prospective customers. The Company must also respond to technological advances, competitive service offerings, and emerging Internet standards and practices.

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

         FragranceNet's business depends on the ability of third-party vendors to provide it with popular, high-demand fragrances at competitive prices and in sufficient quantities. FragranceNet in fiscal 2001 purchased more than 90% of its merchandise from 10 vendors. Many of the smaller suppliers used by FragranceNet have limited resources, production capacities and operating histories. FragranceNet's success depends on its ability to obtain products to satisfy customer demand and the business could be harmed if the ability to procure products were limited.

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

         FRAGRANCENET BUSINESS MODEL IS UNPROVEN

         FragranceNet's strategy is based on an unproven business model. Its business model depends on the acceptance of the Internet for business-to-consumer transactions and the ability of FragranceNet's technology to continue evolving and gain widespread acceptance.

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

         BUSINESS TO CONSUMER E-COMMERCE

         FragranceNet relies on the Internet for the success of its business. The development of the e-commerce market is in its early stages. If widespread commercial use of the Internet does not develop, or if the Internet does not develop as an effective medium for providing products and services, FragranceNet will not succeed.

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

Item 2.  Properties

         FragranceNet's administration and warehouse facilities are located in an 8,500 square foot facility in Hauppauge, New York for office and warehouse space to replace its existing facility. The lease for this facility expires on May 31,

2005. The Company moved into this facility during September 2000 and believes that it will be adequate for its current operations and contemplated growth.

Item 3.  Legal Proceedings

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

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     a.  Market Information
         The Company's Common Stock trades on the OTC Bulletin Board under the symbol FRGN.

         The high and low bid prices of shares of common stock of the Company for each quarter during the years ended March 31, 2001 and March 31, 2000 are as follows:


                                         Bid Price
                                         High                  Low
                                         ---------             ---
         For the Quarter Ended
         March 31, 2001                    $ .56             $ .25
         December 31, 2000                  1.13               .38
         September 30, 2000                 1.75               .96
         June 30, 2000                      1.80              1.50
         March 31, 2000                     2.97              1.56
         December 31, 1999                  3.19              1.25
         September 30, 1999                 5.75               .31
         June 30, 1999                       .50               .30



         The quotations represent inter dealer quotations without retail mark-up, mark-down or commission, and do not necessarily represent actual transactions. The last reported sales price of the Company's common stock on March 31, 2001 was $.25.

b.       Number of Holders of  Common Stock at March 31, 2001

Authorized Shares:                                           50 million
Shares Outstanding:                                          16,968,330
Number of holders of record                                  684
of shares of common stock

                  Dividends on Common Stock

         The Company did not pay any dividends to its stockholders in fiscal 2001 and does not anticipate paying any dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis

         The following discussion may contain forward-looking statements. The Company's actual results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Annual Report on Form 10-KSB. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto which appear elsewhere in this Annual Report on Form 10-KSB.

         Results of Operations

                FISCAL YEAR ENDED MARCH 31, 2001 COMPARED TO THE
                        FISCAL YEAR ENDED MARCH 31, 2000

         The Company sells brand name fragrances and related products over the Internet through a website located at www.fragrancenet.com. The Company purchases products from over ten different suppliers and generally does not purchase the products until they are ordered and paid for by the consumer. Payment is made by credit card or by check and goods are not shipped to the customer until the check clears and/or authorization from the credit card company is obtained. The Company does not carry any significant level of inventory and its accounts receivable are primarily from credit card companies.

         On July 28, 1999, the Company completed a merger in which the Company was the surviving entity and received $437,703 in cash, net of expenses, as a result of the transaction. See Item 1. Background of this Annual Report.

         Net sales. Net sales includes the sale of our fragrances and
         ----------
fragrance-related products, net of discounts, coupons and returns. Net sales for the fiscal year ended March 31, 2001 were $7,923,347 and were $4,423,545 for the year ended March 31, 2000. The increase resulted from an increased number of customers which generated a higher volume of fragrance product sales.

         Cost of sales. Cost of sales consists primarily of the cost of
         -------------
merchandise sold plus freight-in and the cost of bonus gifts included in shipments to customers. Cost of sales for the fiscal year ended March 31, 2001 was $4,961,062. Cost of sales was $3,030,812 for the year ended March 31, 2000. The increase was due to increased sales volume.

         Gross profit. For the fiscal year ended March 31, 2001, gross profit
         -------------
was $2,962,285 or 37% of net sales compared to 31% for fiscal 2000. The increase in gross profit percentage was primarily due to improved purchasing prices from the Company's suppliers.

         General and administrative expenses. General and administrative
         ------------------------------------
expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses for the fiscal year ended March 31, 2001 increased to $1,491,598 from $947,893 for fiscal 2000. The increase was attributable to the general increase in expenses to support the growth of the Company. The Company believes general and administrative expenses will continue to increase in fiscal 2002, but at a reduced rate, to support the anticipated additional growth of the Company.

         Selling and marketing expenses. Selling and marketing expenses consist
         -------------------------------
of expenditures related to advertising and promotion. Selling and marketing expenses for the fiscal year ended March 31, 2001 increased to $1,594,692 from $940,270 for the 2000 fiscal year to support the growth of the Company and are commensurate with the increase in net sales.

         Other income and expense. Interest expense increased to $12,265 in
         -------------------------
fiscal 2001 compared to $602 in fiscal 2000 primarily due to interest costs incurred on deferred bonus payments. Other income of $21,558 in fiscal 2001 consists of sublease rental income related to a portion of the Company's administrative and warehouse facility rented to an entity in which one of the Company's shareholders is a partner and amounts earned for fulfilling fragrance product shipments for third parties.

         Net loss. As a result of the factors discussed above, the net loss for
         --------
the fiscal year ended March 31, 2001 decreased to $105,512 from $484,947 for the 2000 fiscal year.

         Liquidity and Capital Resources

         At March 31, 2001, FragranceNet had cash and cash equivalents of $184,437 compared to $283,433 at March 31, 2000.

         Net cash provided by operating activities was $27,506 for the fiscal year ended March 31, 2001, compared to cash used in operating activities of $196,251 for the fiscal year ended March 31, 2000. The increase was primarily due to a lower loss in fiscal 2001.

         Net cash used in investing activities for the fiscal year ended March 31, 2001 was $126,199. These expenditures are primarily related to the purchase of computer equipment and software. The Company believes capital expenditures in fiscal 2002 will be less than the fiscal 2001 level.

         Net cash used in financing activities was $303 for the year ended March 31, 2001, compared to $412,703 provided for the 2000 fiscal year. In July 1999, Fragrancenet completed the Merger and received $437,703 net of the costs of the Merger. FragranceNet has invested the remaining net proceeds from the fiscal 2000 Merger in an interest-bearing money market account at Prudential Securities.

         FragranceNet's principal capital and operating requirements are to acquire merchandise, maintain and improve our online store and engage in advertising and promotional activities. FragranceNet's long-term capital requirements will depend on numerous factors, including, but not limited to, the following:

         o        The rate of market acceptance of the online store;

         o        The ability to expand our customer base;

         o        The cost of upgrades to our online store; and

         o        The level of expenditures for sales and marketing.

         FragranceNet's principal capital requirements are to:


         o build up our technical infrastructure so that we can rapidly fulfill future customer requirements and increase our development efficiency;

         o continue to expand development of new technologies so that we can increase our competitiveness and gross margins;

         o extend and intensify our marketing efforts so that we can achieve a leading position in the fragrance e-commerce industry and achieve our revenue growth objectives;

         o        fund future strategic acquisitions, if any; and

         o provide working capital in order to achieve our business objectives.

         New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for financial statements for fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of SFAS No. 133 in the first quarter of fiscal 2002 will have a material effect on the Company's financial position or results of operations.

         Seasonality

         FragranceNet's operations are expected to fluctuate according to the retail industry seasonalities.

         Impact of Inflation

         The primary inflationary factor affecting our operations is increased labor costs. Competition for qualified personnel could increase labor costs for the Company in the future.

Item 7.  Financial Statements.

         The consolidated financial statements for the Company are included in this Annual Report on Form 10-KSB at pages F-1 to F-14.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section16(a) of the Exchange Act.

The Directors and Executive Officers of FragranceNet are as follows:


Name                            Age      Position
----                            ---      --------

Dennis M. Apfel                 55       Chairman of the Board of Directors, Chief Financial
                                         Officer and Secretary

Jason S. Apfel                  28       President, Chief Executive Officer and a Director

Philip D. Gunn                  49       Vice Chairman of the Board of Directors

James J. Pinto                  50       Director



         Jason S. Apfel, age 28. Mr. Apfel has been President and Chief Executive Officer of the Company since July 28, 1999. He has been President of TeleScents since April 1998. Mr. Apfel was Vice President of TeleScents from April 1997 to April 1998 and from 1995 to April 1997 he was Vice President of a predecessor company of TeleScents which sold fragrances through a toll-free telephone number.

         Dennis M. Apfel, age 55. Mr. Apfel has been Chairman of the Company since May 14, 2001 and Chief Financial Officer since July 28, 1999. He was President and Chief Executive Officer of TeleScents from April 1997 to April 1998 and Chairman and Chief Executive Officer of TeleScents from April 1998 to July 28, 1999. Mr. Apfel is a partner in the law firm of Miller & Apfel in Hauppauge, New York and has been a practicing attorney since 1972.

         Philip D. Gunn, age 49. Mr. Gunn is a co-founder and Managing Director of Growth Capital Partners, a private equity investor group. Since 1982, through Growth Capital Partners and Phillip D. Gunn & Co., Mr. Gunn has assisted numerous companies in the formation and execution of their corporate financial strategies, particularly in the areas of acquisition, divestiture and capital raising. Mr. Gunn also serves on the Board of Directors of eLOT, Inc., the leading web-based service provider to government-based lotteries.

         James J. Pinto, age 50. Mr. Pinto has been President of Private Finance Group Corp. since 1990. He has been a Director of the Company since 1988. Mr. Pinto was Chairman of the Board of the Company from 1988 to July 28, 1999. Mr. Pinto also serves on the Board of Directors and as Acting Executive Officer of Empire of Carolina and on the Board of Directors of Anderson Group, Inc.

         During the fiscal year ended March 31, 2001, the Board of Directors of the Company met twice. All of the directors attended the meeting of the Board of Directors. The Board of Directors does not have any committees.

         Dennis M. Apfel and Jason S. Apfel are father and son. No other family relationships exist between any of the directors and officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

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

          To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company and confirmations that no other reports were required during the fiscal year ended March 31, 2001, its directors, officers and greater than ten percent stockholders complied with all Section 16(a) filing requirements.


Item 10. Executive Compensation

         The following table sets forth information for the fiscal years ended March 31, 2001 and 2000 concerning the compensation of the Chief Executive Officer of the Company, and the three other most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                             Annual Compensation
                                                             -------------------
Fiscal Name and Principal                                                                               Long Term
  Position                                     Year                   Salary            Bonus         Compensation
--------------------------                     ----                   ------            -----         -------------
Jason S. Apfel                                 2001                  $180,000          $70,900             -0-
  Chief Executive Officer                      2000                  $110,000          $70,000             -0-

Dennis M. Apfel                                2001                  $125,000          $35,000             -0-
 Chairman of the Board*, Chief                 2000                   $55,000**        $35,000             -0-
 Financial Officer and
 Vice President

------------------------
* Mr. Apfel was named Chairman of the Board of the Company on May 14, 2001. **Mr. Apfel was an employee for only part of fiscal 2000.

          None of the persons named above were granted stock options for Common Stock during the fiscal year ended March 31, 2001, or exercised any stock options during fiscal year ended March 31, 2001 or held any stock options as of March 31, 2001.

         Employment Agreements with Executive Officers

         The Company has entered into an Employment Agreement with Jason S. Apfel. The term of the Employment Agreement commenced July 28, 1999 and continues until terminated by Mr. Apfel or the Company upon 30 days' advance notice. The Employment Agreement provides for an initial salary of $110,000 per annum, an annual incentive bonus based on increases in sales over targeted sales and an annual salary increase equal to the amount of the incentive bonus for the prior year. No additional bonuses are due once $10 million in annual sales is reached. The Employment Agreement provides that in the event that the employment of Mr. Apfel is terminated by the Company without cause, the Company will continue to pay his base salary for six months after termination and will pay his incentive bonus for the year of termination. Under the Employment Agreement, Mr. Apfel is prohibited from engaging in any business in competition with the Company during the period of his employment with the Company and for one year thereafter.

         The Company has entered into an Employment Agreement with Dennis M. Apfel. The term of the Employment Agreement commenced July 28, 1999 and continues until terminated by Mr. Apfel or the Company upon 30 days' advance notice. The Employment Agreement provides for an initial salary of $55,000 per annum, an annual incentive bonus based on increases in sales over targeted sales and an annual salary increase equal to the amount of the incentive bonus for the prior year. No additional bonuses are due once $10 million in annual sales is reached. The Employment Agreement provides that in the event that the employment of Mr. Apfel is terminated by the Company without cause, the Company will continue to pay his base salary for six months after termination and will pay his incentive bonus for the year of termination. Under the Employment Agreement, Mr. Apfel is prohibited from engaging in any business in competition with the Company during the period of his employment with the Company and for one year thereafter.

         Bonus Deferrals

         Pursuant to the employment agreements with Dennis M. Apfel and Jason Apfel and the consulting agreement with an affiliate of Philip D. Gunn, for the fiscal years ended March 31, 2001 and 2000, Jason Apfel was entitled to a bonus of $70,900 and $70,000 respectively, Dennis M. Apfel was entitled to a bonus of $35,000 for each year and the affiliate of Philip D. Gunn was entitled to a bonus of $17,500 for each year. All of said persons agreed to defer the receipt of the bonus until June 30, 2002 which will provide the Company with additional operating funds for the additional year. The bonuses were included in accrued liabilities at March 31, 2001.

         Compensation of Directors

         The Company pays its directors who are not employees or consultants of the Company an annual fee of $4,000.

         The Company has entered into a Consulting Agreement with an affiliate of Philip D. Gunn. The term of the Consulting Agreement commenced on July 28, 1999 and expires on July 31, 2002. The Consulting Agreement provides for an initial consulting fee of $2,300 per month, an annual incentive bonus based on the performance of the Company and an annual consulting fee increase equal to the amount of the incentive bonus for the prior year. In the event that the Consulting Agreement is terminated by the Company without cause, the Company will continue to pay the consulting fee until July 31, 2002.

         Compensation Committee
         Interlocks and Insider Participation

         The Board of Directors of the Company does not have a Compensation Committee. Compensation decisions are made by the Board of Directors, with Dennis M. Apfel and Jason Apfel abstaining on decisions relating to their compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The stockholders (including any "group," as that term is used in Section 13(d)(3) of the Exchange Act) who, to the knowledge of the Board of Directors of the Company beneficially owned more than five percent of the Common Stock as of March 31, 2001, and their respective shareholdings as of such date (according to information furnished by them to the Company), are set forth in the following table. Except as indicated in the footnotes to the table, all of such shares are owned with sole voting and investment power.



                                                    Shares of Common Stock
  Name and Address                                     Owned Beneficially                   Percent of Class (1)
-------------------                                  -----------------------                --------------------
Jason S. Apfel                                              4,559,390                              27%
909 Motor Parkway
Hauppauge, New York 11788

Dennis M. Apfel                                             6,076,360                              36%
909 Motor Parkway
Hauppauge, New York 11788

Growth Capital Partners, L.L.C.                             4,559,390                              27%
c/o Growth Capital Partners, Inc.
520 Madison Avenue
New York, New York 10022


-------------

(1) Amounts and percentages include, as noted below, shares of Common Stock which may be acquired upon exercise of outstanding options.

         The following table sets forth, as of March 31, 2001, the number of shares of Common Stock of the Company beneficially owned by each of the Company's directors, each of the Company's executive officers named in the Summary Compensation Table, and all directors and executive officers as a group, based upon information provided by such persons to the Company.


                                                      Shares of Common Stock
       Name and Address                                Owned Beneficially (1)              Percent of Class (1)
       ----------------                               -----------------------              --------------------
Jason S. Apfel                                              4,559,390                              27%
President, Chief Executive Officer and Director

Dennis M. Apfel                                             6,076,360                              36%
Chairman of the Board (2), Chief Financial Officer,
and Director

Philip D. Gunn (3)                                          4,559,390                              27%
Vice Chairman and Director

James J. Pinto (4)                                          331,748                                 2%
Director

All directors and executive officers as a group             15,526,888                             92%
(Four Persons) (1), (3), (4)


-------------
(1) Includes, as noted below, shares of Common Stock which may be acquired upon exercise of outstanding options.
(2)   Mr. Apfel was named Chairman of the Board of the Company on May 14, 2001.
(3) Consists of shares of Common Stock owned by Growth Capital Partners, L.L.C., of which Mr. Gunn and Theodore V. Buerger are the principals.
(4) Includes 20,000 shares of common stock which may be acquired upon the exercise of outstanding options.

Item 12. Certain Relationships and Related Transactions

         None

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

      10.3 Employment Agreement dated July 23, 1999 between Telescents, Inc. and Jason Apfel (Incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K filed on July 5, 2000).+

      10.4 Employment Agreement dated July 23, 1999 between Telescents, Inc. and Dennis M. Apfel (Incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K filed on July 5, 2000).+

      10.5 FragranceNet.com Inc. 1999 Long Term Incentive Plan (Incorporated herein by reference to Exhibit A of the Company's Proxy Statement filed on October 20, 1999).+

      21          List of Subsidiaries*

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

         Dated: June 28, 2001

                                     FRAGRANCENET.COM, INC.


                                     By /s/ Jason S. Apfel
                                        --------------------------------
                                        Jason S. Apfel
                                        President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: June 28, 2001                 By /s/ Jason S. Apfel
                                        --------------------------------
                                        Jason S. Apfel
                                        President, Chief Executive Officer
                                        and Director

Dated: June 28, 2001                 By /s/ Dennis M. Apfel
                                        ---------------------------------
                                        Dennis M. Apfel
                                        Chairman of the Board, Director, and
                                        Chief Financial Officer,
                                        Principal Accounting Officer

Dated: June 28, 2001                 By /s/ Philip D. Gunn
                                        ----------------------------------
                                        Philip D. Gunn
                                        Vice-Chairman of the Board and Director

Dated: June 28, 2001                 By
                                        -----------------------------------
                                        James J. Pinto
                                        Director

                      FRAGRANCENET.COM,INC. AND SUBSIDIARY


                   Index to Consolidated Financial Statements



                                                                                                          Page
                                                                                                          ----
Independent Auditors' Report                                                                              F-1

Consolidated Balance Sheets as of March 31, 2001 and 2000                                                 F-2

Consolidated Statements of Operations for the years ended March 31, 2001 and 2000                         F-3

Consolidated Statements of Stockholders' Deficit for the years ended March 31, 2001 and 2000              F-4

Consolidated Statements of Cash Flows for the years ended March 31, 2001 and 2000                         F-5

Notes to Consolidated Financial Statements                                                                F-6


                          Independent Auditors' Report


The Board of Directors and Stockholders
FragranceNet.com, Inc.:


We have audited the accompanying consolidated balance sheets of FragranceNet.com, Inc. and subsidiary as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FragranceNet.com, Inc. as of March 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



June 4, 2001                                                 KPMG LLP
Melville, New York

                   FRAGRANCENET.COM,INC. AND SUBSIDIARY

                        Consolidated Balance Sheets

                          March 31, 2001 and 2000




      Assets                                                                            2001                2000
                                                                                     ----------           ----------
Current assets:
    Cash and cash equivalents                                                         $ 184,437           $ 283,433
    Accounts receivable, net of allowance for returns
       of $1,497 and $5,570                                                              16,480              22,049
    Inventory                                                                           175,000              54,896
    Prepaid expenses and other current assets                                            28,256              24,054
                                                                                      ----------          ----------
                   Total current assets                                                 404,173             384,432

    Property and equipment, net                                                         145,784              28,517
    Intangible assets, net of accumulated amortization
       of $1,125 and $625                                                                 6,375               6,875
    Other assets                                                                         21,130              12,700
                                                                                      ----------          ----------
                   Total assets                                                       $ 577,462           $ 432,524
                                                                                      ==========          ===========

                   Liabilities and Stockholders' Deficit

Current liabilities:
    Accounts payable                                                                  $ 297,244           $ 144,004
    Accrued expenses                                                                    157,705             311,093
    Deferred revenue                                                                      8,020              20,387
    Obligation under capital lease                                                        4,097                   -
                                                                                      ----------          ----------
                   Total current liabilities                                            467,066             475,484

    Obligation under capital lease                                                        7,681                   -
    Accrued expenses                                                                    251,187                   -
                                                                                      ----------          ----------
                   Total liabilities                                                    725,934             475,484
                                                                                      ----------          ----------

Stockholders' deficit:
    Convertible Series A preferred stock - $.01 par value;
       3,000,000 shares authorized, none issued                                               -                   -
    Common stock, $.01 par value; 50,000,000 shares
       authorized, 16,968,330 shares issued and outstanding                             169,683             169,683
    Additional paid-in capital                                                          368,020             368,020
    Accumulated deficit                                                                (686,175)           (580,663)
                                                                                      ----------          ----------
                   Total stockholders' deficit                                         (148,472)            (42,960)
                                                                                      ----------          ----------

                   Total liabilities and stockholders' deficit                        $ 577,462           $ 432,524
                                                                                      ==========          ==========


See accompanying notes to consolidated financial statements.

                    FRAGRANCENET.COM,INC. AND SUBSIDIARY

                    Statements of Consolidated Operations

                     Years ended March 31, 2001 and 2000



                                                                                         2001               2000
                                                                                     -------------      -------------

Net sales                                                                            $    7,923,347     $    4,423,545
Cost of sales                                                                             4,961,062          3,030,812
                                                                                     ---------------    ---------------

                Gross profit                                                              2,962,285          1,392,733
                                                                                     ---------------    ---------------

Operating expenses:
    Selling and marketing                                                                 1,594,692            940,270
    General and administrative                                                            1,491,598            947,893
                                                                                     ---------------    ---------------

                Total operating expenses                                                  3,086,290          1,888,163
                                                                                     ---------------    ---------------

                Loss from operations                                                       (124,005)          (495,430)

Interest expense                                                                            (12,265)              (602)
Interest income                                                                              10,000             11,885
Other income                                                                                 21,558                  -
                                                                                     ---------------    ---------------

                Loss before provision for income taxes                                     (104,712)          (484,147)

Provision for income taxes                                                                      800                800
                                                                                     ---------------    ---------------

                Net loss                                                             $     (105,512)    $     (484,947)
                                                                                     ===============    ===============

Basic and diluted net loss per common share                                          $        (0.01)    $        (0.03)
                                                                                     ===============    ===============

Weighted average number of common
    shares outstanding (and preferred stock
    on a converted basis in 2000)                                                        16,968,330         16,377,266
                                                                                     ===============    ===============


See accompanying notes to consolidated financial statements.

                      FRAGRANCENET.COM,INC. AND SUBSIDIARY

                Consolidated Statements of Stockholders' Deficit

                       Years ended March 31, 2001 and 2000




                                       Preferred stock            Common stock          Additional
                                    --------------------      ---------------------      paid-in        Accumulated
                                    Shares        Amount      Shares         Amount      capital           deficit        Total
                                    ------        ------      ------         ------     -----------    -------------      -----
Balance at March 31, 1999           1,029,514  $  10,295       4,900,000      49,000      40,705         (95,716)         4,284

Issuance of stock in merger of
   FragranceNet.com, Inc.
    and Telescents                        -            -       1,773,190      17,732     419,971               -        437,703

Conversion of preferred stock
    into common stock              (1,029,514)   (10,295)     10,295,140     102,951     (92,656)              -             -

Net loss                                    -          -               -           -           -        (484,947)      (484,947)
                                  -----------  ---------    ------------    --------    --------        --------       --------

Balance at March 31, 2000                   -          -      16,968,330     169,683     368,020        (580,663)       (42,960)

Net loss                                    -          -               -           -           -        (105,512)      (105,512)
                                  -----------    -------    ------------    --------    --------        --------       ---------

Balance at March 31, 2001                   -  $       -      16,968,330   $ 169,683     368,020        (686,175)      (148,472)
                                  ===========    =======    ============    ========    ========        ========       =========


See accompanying notes to consolidated financial statements.

                      FRAGRANCENET.COM,INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                       Years ended March 31, 2001 and 2000



                                                                                     2001               2000
                                                                                 ------------       ------------
Cash flows from operating activities:
    Net loss                                                                      $  (105,512)      $  (484,947)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                                21,513            11,636
          Changes in assets and liabilities:
            Accounts receivable                                                         5,569           (14,623)
            Inventory                                                                (120,104)          (48,396)
            Prepaid expenses and other assets                                         (12,632)          (36,358)
            Accounts payable and accrued expenses                                     245,752           356,050
            Deferred revenue                                                          (12,367)           20,387
            Accrued rent                                                                5,287                 -
                                                                                  ------------      ------------

                 Net cash provided by (used in)
                    operating activities                                               27,506          (196,251)
                                                                                  ------------      ------------

Cash flows from investing activities:
    Acquisitions of property and equipment                                           (126,199)          (10,688)
                                                                                  ------------      ------------

Cash flows from financing activities:
    Repayment of loans payable                                                              -           (25,000)
    Cash received from merger with TeleScents                                               -           437,703
    Principal payments on capital lease obligation                                       (303)                -
                                                                                  ------------      ------------

                 Net cash (used in) provided by
                    financing activities                                                 (303)          412,703
                                                                                  ------------      ------------

Net (decrease) increase in cash and cash equivalents                                  (98,996)          205,764

Cash and cash equivalents at beginning of year                                        283,433            77,669
                                                                                  ------------      ------------

Cash and cash equivalents at end of year                                          $   184,437       $   283,433
                                                                                  ============      ============

Supplemental disclosure of cash flow information:
    Cash paid during year for income taxes                                        $       893       $       380
                                                                                  ============      ============

    Cash paid during year for interest                                            $     3,760       $     1,005
                                                                                  ============      ============

    Acquisition of equipment under capital lease                                  $    12,081       $         -
                                                                                  ============      ============


See accompanying notes to consolidated financial statements.

                      FRAGRANCENET.COM,INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2001 and 2000


(1)    Nature of Business

       FragranceNet.com Inc. (the Company) is engaged in the retail sale of brand name fragrances and related products over the Internet. Accordingly, the Company considers itself to be operating in a single industry segment.


(2)    Summary of Significant Accounting Policies

       (a)    Basis of Presentation

              The accompanying consolidated financial statements present the historical financial results of TeleScents, Inc. and include the net assets acquired in National Capital Management Corporation's
              (NCMC) acquisition of TeleScents on July 28, 1999, which was accounted for as a reverse acquisition (note 3). NCMC had no operations subsequent to July 28, 1999. In connection with the merger, NCMC changed its name to FragranceNet.com, Inc. (note 3).

       (b)    Cash Equivalents

              The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents of $119,550 and $211,710 at March 31, 2001 and 2000 consisted of money market accounts.

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

       (d)    Revenue Recognition

              The Company recognizes revenue from product sales, net of any discounts and coupons, when the products are shipped to customers. The Company provides an allowance for sales returns. Revenue from the sale of gift certificates is deferred until the gift certificates are redeemed. The Company generally does not charge its customers for shipping costs, which are included in selling and marketing expenses in the consolidated statements of operations. Outbound shipping charges for the shipment of product to customers amounted to $699,901 and $412,224 for the year ended March 31, 2001 and 2000, respectively. In the fourth quarter of fiscal 2000, the Company adopted the provisions of EITF No. 00-14, "Accounting for Sales Incentives", and reflects its sales incentives as a reduction of sales.

                                                                     (Continued)

                      FRAGRANCENET.COM,INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2001 and 2000



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

       (h)    Income Taxes

              Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (i)    Accounting for Stock Options

              The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its employee stock options. As such, compensation expense for fixed option awards is recorded only if the market price of the underlying common stock on the date of grant exceeded the exercise price. For disclosure purposes, pro forma net loss and pro forma net loss per common share information are provided in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", as if the fair value-based method had been applied.

                                                                     (Continued)

                      FRAGRANCENET.COM,INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2001 and 2000



       (j)    Fair Value of Financial Instruments

              The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. The Company believes the fair value of its financial instruments at March 31, 2001 and 2000, principally cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates their recorded values due to the short-term nature of the instruments.

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

       (l)    Advertising Costs

              Advertising costs are expensed as incurred. Advertising costs were $502,126 and $658,973 for the years ended March 31, 2001 and 2000, respectively.

       (m)    Use of Estimates

              The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       (n)    Commitments and Contingencies

              Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

                                                                     (Continued)

                      FRAGRANCENET.COM,INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2001 and 2000


       (o)    Recent Accounting Standards

              Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", establishes comprehensive standards for the recognition and measurement of derivative instruments and hedging activities. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of SFAS 133 in the first quarter of fiscal 2002 will have a material effect on the Company's financial position or results of operations.

              In September 2000, the EITF reached a final consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, should be classified as revenue. The Company historically has classified shipping charges to customers, if any, as revenue. With respect to the classification of costs related to shipping and handling incurred by the seller, the EITF determined that the classification of such costs is an accounting policy decision that should be disclosed. Adoption of this consensus, which occurred during the fourth quarter of fiscal 2001, did not change the Company's existing accounting policies.

       (p)    Comprehensive Loss

              For each year presented comprehensive loss equaled net loss.

(3)    Merger of TeleScents and FragranceNet.com, Inc.

       The Company was formerly known as National Capital Management Corporation ("NCMC"), a publicly held shell company with no substantial business operations. On July 28, 1999, NCMC entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire TeleScents, Inc., a New York corporation ("TeleScents"). Pursuant to the Merger Agreement, NCMC issued to the shareholders of TeleScents an aggregate of 4,900,000 shares of its common stock and an aggregate of 1,029,514 shares of its Series A Preferred Stock (the "Preferred Stock") in exchange for all the outstanding shares of TeleScents. The Preferred Stock was convertible into common stock on a 1-for-10 basis at such time as the Certificate of Incorporation of the Company was amended to increase the authorized shares of common stock to a number of shares sufficient to effect the conversion. The Preferred Stock had voting privileges on an "as converted" basis. Accordingly, after the merger the shareholders of TeleScents, in the aggregate, held approximately 90% of the total voting power of the Company's voting stock. The conversion of the Preferred Stock into 10,295,140 shares of common stock occurred subsequent to the Shareholders' meeting on November 16, 1999 where an amendment to the Company's Certificate of Incorporation was approved to increase the authorized shares of common stock from 6,666,666 to 50,000,000.

       In connection with the Merger, the Company changed its name to FragranceNet.com, Inc. and changed its ticker symbol to "FRGN".

                                                                     (Continued)

                      FRAGRANCENET.COM,INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2001 and 2000



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

       The following unaudited pro forma statement of operations data for the year ended March 31, 2000 gives effect to the merger as if it had occurred on April 1, 1999 and reflects the historical operations of the purchased business (FragranceNet.com, Inc.) adjusted for reduced interest income to that amount earned on the cash balances retained by the merged entity and reduced corporate expenses for those not associated with the merged entity.

                           Net sales                       $     4,423,545
                           Net loss                               (459,947)
                           Net loss per share                        (0.03)

       The unaudited pro forma results of operations are not necessarily indicative of what the actual results of operations would have been had the transaction occurred on the date indicated above, nor do they represent future financial results of operations.


(4)    Property and Equipment

       Property and equipment consists of the following:


                                                                                 March 31,
                                                                         ------------------------
                                                                            2001          2000
                                                                         ----------    ----------

                  Computer and office equipment                          $  164,798    $   39,966
                  Computer software                                          24,676        11,228
                                                                         -----------   -----------
                                                                            189,474        51,194
                  Less accumulated depreciation                              43,690        22,677
                                                                         -----------   -----------

                                                                         $  145,784    $   28,517
                                                                         ===========   ===========


       Depreciation expense amounted to $21,013 and $11,136 for the years ended March 31, 2001 and 2000, respectively.

                                                                     (Continued)

                      FRAGRANCENET.COM,INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2001 and 2000


(5)    Leases

       The Company entered into a capital lease during fiscal 2001 for the acquisition of certain office equipment. As of March 31, 2001, the future minimum lease payments under this lease are as follows:

                  Year ending March 31,
                  ---------------------
                           2002                                                         $   4,849
                           2003                                                             4,476
                           2004                                                             3,730
                                                                                        ----------

                  Total minimum lease payments                                             13,055
                  Less amount representing interest at 7%                                   1,277
                                                                                        ----------

                  Present value of net minimum lease payments                              11,778
                           Less current installments                                        4,097
                                                                                        ----------

                           Obligations under capital leases, excluding
                           current installments                                         $   7,681
                                                                                        ==========


(6)    Related Party Transactions

       (a)    Office Space

              The Company subleases a portion of its office space in Hauppauge, New York to a professional services firm, which is owned by an executive of the Company. Sublease rental income was $11,050 for the year ended March 31, 2001, which is included in other income in the consolidated statement of operations.

       (b)    Outstanding Loans

              At March 31, 1999 the Company had outstanding loans from its stockholders aggregating $25,000, which were repayable upon demand. All loans due to stockholders bore interest at a rate of 7% per annum. The loans were repaid in July 1999. Related interest expense was $602 for the year ended March 31, 2000.

       (c)    Stockholder Services

              One of the Company's stockholders, who was not an employee, was involved in the day-to-day operations of the Company in part of fiscal 2000, and did not receive any compensation during this period. In August 1999 the stockholder became an employee of the Company.

                                                                     (Continued)

                      FRAGRANCENET.COM,INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2001 and 2000


       (d)    Bonus Deferrals

              Pursuant to employment agreements of certain of the Company's executives and a consultant, these individuals were entitled to bonuses in the aggregate of approximately $123,400 and $122,500 for the years ended March 31, 2001 and 2000, respectively. All recipients agreed to defer these bonuses until June 30, 2002. The accrued bonuses of $245,900 and $122,500, respectively were included in accrued expenses at March 31, 2001 and 2000. For the year ended March 31, 2001, the Company has incurred interest at 7% on the bonuses approximating $8,575 which has been included in interest expense in the consolidated statement of operations.


(7)    Stock Options

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

       In fiscal 2000, the Company granted 20,000 options to a director of the Company at an exercise price of $.40 per share which was equal to the fair value of the common stock on the date of grant. The options expire in July 2009. At March 31, 2001 and 2000, these were the only options outstanding, all of which were exercisable. Had the Company determined compensation cost based on the fair value of its stock options at the grant date under SFAS No. 123, the Company's pro forma net loss and net loss per share for fiscal 2001 and 2000 would have approximated the actual net loss and net loss per share.

(8)    Income Taxes

       The provision for income taxes in each of the two years ended March 31, 2001 consisted of state minimum taxes.

                                                                     (Continued)

                      FRAGRANCENET.COM,INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2001 and 2000


       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31 are as follows:


                                                                                 2001              2000
                                                                               --------           ------
              Deferred tax assets and liabilities:
                  Accounts receivable (allowance for returns)                  $     600        $  2,000
                  Accrued expenses                                                98,400          49,000
                  Other                                                                -           8,000
                  Fixed assets                                                    (8,100)              -
                  Net operating loss carryforwards                               246,000         172,000
                                                                               ---------        --------
                                                                                 336,900         231,000
              Less: valuation allowance                                          336,900         231,000
                                                                               ---------        --------
                          Deferred tax assets                                  $       -        $      -
                                                                               =========        =========


       As of March 31, 2001, the Company has a Federal net operating loss (NOL) carryforward of approximately $615,000 expiring in fiscal 2018 to 2021. In addition, certain of NCMC's NOL's may be utilizable by the Company, subject to an annual limitation imposed by Section 382 of the Internal Revenue Code for changes in ownership. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or losses are carried forward. Management considers the scheduled reversal of deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. Due to historical taxable losses, management believes it is more likely than not the Company will not realize the benefits of these deductible differences and operating loss carryforwards, and, accordingly, has established a valuation allowance at March 31, 2001 and 2000.

(9)    Commitments and Contingencies

       The Company leased a building, commencing September 1, 2000, under a non-cancelable operating lease, which expires on May 31, 2005. The future lease payments under the operating lease are as follows:

                                Years ending March 31,:
                                        2002                      $    77,936
                                        2003                           81,054
                                        2004                           84,292
                                        2005                           87,669
                                        2006                           14,858
                                                                  ------------
                                                                  $   345,809
                                                                  ============
                                      F-13


                                                                  (Continued)

                      FRAGRANCENET.COM,INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                             March 31, 2001 and 2000


       Total rent expense for the years ended March 31, 2001 and 2000, was $57,825 and $23,167, respectively.

(10)   Concentration with Suppliers

       For the year ended March 31, 2001, 40% of purchases were from one distributor and for the year ended March 31, 2000, 43% of purchases were from another distributor.

(11)   Quarterly Results of Operations (Unaudited)

       The following is a summary of the quarterly results for the years ended March 31, 2001 and 2000.


                                                                   Quarter Ended

                                    June 30, 2000     September 30, 2000    December 31, 2000   March 31, 2001
                                    -------------     -------------------   -----------------   --------------

        Net sales                     $1,786,561            $1,505,508           $3,001,116       $1,630,162
        Gross profit                     614,712               654,561            1,162,930          530,082
        Net income (loss)                (40,887)              121,791              240,412         (426,828)
        Basic and diluted income
        (loss) per share                   (0.00)                 0.01                 0.01            (0.03)




                                                                   Quarter Ended

                                    June 30, 1999     September 30, 1999    December 31, 1999   March 31, 2000
                                    -------------     -------------------   -----------------   ----------------
        Net sales                      $383,611              $688,213           $2,136,502          $1,215,219
        Gross profit                    123,756               255,424              823,663             219,890
        Net income (loss)               (69,355)              (58,590)              13,094            (370,096)
        Basic and diluted income
        (loss) per share                  (0.00)                (0.00)                0.00               (0.02)
