Form 10-Q
period 2001-06-30
FRAGRANCENET COM INC
filed 2001-08-13
CIK 826495

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.
           For the quarterly period ended June 30, 2001

                                       OR
      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _____ to _____

                         Commission file number 0-16819

                             FRAGRANCENET.COM, INC.
             (exact name of registrant as specified in its charter)


         Delaware                         5990                  94-3054267
(State or other jurisdiction  (Primary Standard Industrial   (I.R.S. Employer
    of incorporation or         Classification Code Number)  Identification No.)
      organization)

                                909 Motor Parkway
                            Hauppauge, New York 11788
                                 (631) 582-5204
                        (Address, including zip code, and
                    telephone number, including area code, of
                    registrant's principal executive offices)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS                                         OUTSTANDING AT JUNE 30, 2001
-----                                         ----------------------------
Common Stock, par value                                16,968,330
$.01 per share

                                      Index

                             FRAGRANCENET.COM, INC.




                                                                                                     PAGE NUMBER


Part I.  Financial Information


Item 1.  Financial Statements

         Consolidated Balance Sheets at June 30, 2001 (unaudited) and March 31, 2001 ................3

         Unaudited Consolidated Statements of Operations for the Three
         Months Ended June 30, 2001 and June 30, 2000................................................4

         Unaudited Consolidated Statements of Cash Flows for the Three
         Months Ended June 30, 2001 and June 30, 2000................................................5

         Notes to Unaudited Consolidated Financial Statements........................................6


Item 2.  Management's Discussion and Analysis
  of Results of Operations and Financial Condition...................................................7-8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..................................8

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K............................................................8

Signatures...........................................................................................9

ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
June 30, 2001 and March 31, 2001

Assets                                                          June 30, 2001      March 31, 2001
                                                                -------------      --------------
                                                                 (unaudited)
Current assets:
    Cash and cash equivalents                                      $ 165,427         $ 184,437
    Accounts receivable, net of allowance
       for returns of $2,670 and $1,497                               21,679            16,480
    Inventory                                                         89,000           175,000
    Prepaid expenses and other current assets                         28,954            28,256
                                                                   ---------         ---------
              Total current assets                                   305,060           404,173
                                                                   ---------         ---------
    Property and equipment, net                                      150,273           145,784
    Other assets                                                      28,058            27,505
                                                                   ---------         ---------
              Total assets                                         $ 483,391         $ 577,462
                                                                   =========         =========

Liabilities and Stockholders' Deficit

Current liabilities:
    Accounts payable                                               $ 199,527         $ 297,244
    Accrued expenses                                                 200,327           157,705
    Deferred revenue                                                   9,813             8,020
    Obligation under capital leases                                    3,860             4,097
                                                                   ---------         ---------
           Total current liabilities                                 413,527           467,066
                                                                   ---------         ---------
    Obligation under capital leases                                    6,690             7,681
    Accrued expenses                                                 252,774           251,187
                                                                   ---------         ---------
           Total liabilities                                         672,991           725,934
                                                                   ---------         ---------

Stockholders' deficit:
     Convertible Series A preferred stock - $.01 par value;
       3,000,000 shares authorized, none issued                         --                --
    Common stock, $.01 par value; 50,000,000 shares
       authorized, 16,968,330 shares issued and outstanding          169,683           169,683
    Additional paid-in capital                                       368,020           368,020
    Accumulated deficit                                             (727,303)         (686,175)
                                                                   ---------         ---------
         Total stockholders' deficit                                (189,600)         (148,472)
                                                                   ---------         ---------
              Total liabilities and stockholders' deficit          $ 483,391         $ 577,462
                                                                   =========         =========

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                Three Months Ended June 30,
                                                                 2001                2000
                                                                 ----                ----

Net sales                                                   $  1,791,319         $  1,786,561

Cost of sales                                                  1,131,507            1,171,849
                                                            ------------         ------------
Gross profit                                                     659,812              614,712
                                                            ------------         ------------
Operating expenses:
     Selling and marketing
                                                                 300,235              365,954
     General and administrative                                  402,559              292,204
                                                            ------------         ------------
     Total operating expenses                                    702,794              658,158
                                                            ------------         ------------

       Operating loss                                            (42,982)             (43,446)

Interest income                                                    1,854                2,559
                                                            ------------         ------------

      Net Loss                                                   (41,128)             (40,887)
                                                            ============         ============

Basic and diluted net loss per share                        $      (0.00)        $      (0.00)

Weighted average number of common shares outstanding          16,968,330           16,968,330


See accompanying notes to unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                  Three Months Ended June 30,
                                                                                    2001             2000
                                                                                    ----             ----
Cash flows from operating activities:
     Net loss                                                                   $ (41,128)        $ (40,887)
     Adjustment to reconcile net loss to net cash
             provided by operating activities:
         Depreciation and amortization                                             16,825             3,308
         Changes in assets and liabilities:

             Accounts receivable                                                   (5,199)           (3,623)
             Inventory                                                             86,000             6,896
             Prepaid expenses and other assets                                     (1,251)          (67,571)
             Accounts payable and accrued expenses                                (53,508)           48,457
             Deferred revenue                                                       1,793             1,828
                                                                                ---------         ---------
     Net cash provided by (used in) operating activities                            3,532           (51,592)
                                                                                ---------         ---------

Cash flows from investing activities:
     Acquisitions of property and equipment                                       (21,314)           (4,338)
                                                                                ---------         ---------

             Net cash used in investing activities                                (21,314)           (4,338)
                                                                                ---------         ---------

Cash flows from financing activities:
     Principal payment on capital lease obligations                                (1,228)             --
                                                                                ---------         ---------

             Net cash used in financing activities                                 (1,228)             --
                                                                                ---------         ---------

                           Net decrease in cash and cash equivalents              (19,010)          (55,930)

                        Cash and cash equivalents at beginning of period          184,437           283,433
                                                                                ---------         ---------

                           Cash and cash equivalents at end of period           $ 165,427         $ 227,503
                                                                                ---------         ---------

Supplemental Disclosure of Cash Flow Information:
     Cash paid during period for income taxes                                   $    --           $     550
     Cash paid during period for interest                                           1,475               932

See accompanying notes to unaudited consolidated financial statements

Notes to Unaudited Consolidated Financial Statements

1.       Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company's financial statements for the year ended March 31, 2001 and notes thereto included in the Company's Annual Report on Form 10-KSB. For the three months ended June 30, 2001 and 2000, an aggregate of 45% and 52%, respectively, of purchases were from one distributor.

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

2.       New Accounting Pronouncements

In April 2001, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, establishes standards for the recognition and measurement of derivatives and hedging activities. The adoption of SFAS 133 did not have a material effect on the Company's consolidated results of operations or financial position.

In July 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. SFAS No. 141 applies to all business combinations initiated after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after March 31, 2001. The Company adopted the provisions of each statement on April 1, 2001. The adoption of these accounting standards did not have a material effect on the Company's consolidated results of operations or financial position; however, impairment reviews may result in future periodic write-downs.

3.       Commitments

The Company entered into a five year operating lease agreement for its facility of approximately 8,500 square feet. The lease commenced on September 1, 2000 and expires in 2005. Rent expense relating to this operating lease amounted to approximately $21,048 for the three months ended June 30, 2001.

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

Revenues

Revenues for the quarter ended June 30, 2001 were approximately the same as in the comparable period in 2000. The failure to achieve the same level of increase as in past quarters is due to the general downturn in e-commerce.

Cost of  Sales

Cost of sales as a percentage of sales was 63% in the quarter ended June 30, 2001 and 66% in the quarter ended June 30, 2000. The decrease was primarily due to obtaining better prices from suppliers.

Selling, General and Administrative Expenses

These expenses encompass the entire operations of the business from personnel required to operate the office to website development and hosting of the website. General and administrative expenses increased to $402,559 in the quarter ended June 30, 2001 compared to $292,204 in the June 30, 2000 quarter, primarily due to higher rent and personnel costs. Selling and marketing expenses decreased to $300,235 in the quarter ended June 30, 2001 compared to $365,954 in the June 30, 2000 quarter, primarily due to lower marketing cost.

Net Loss

As a result of the Company's increased salaries, purchase and installation of computer hardware and software, aggressive actions to attract affiliates, customers and custom scripting for the website, the Company's loss from operations was $42,982 for the quarter ended June 30, 2001 as compared to a loss of $43,446 for the quarter ended June 30, 2000.

Income Taxes

Due to the pre-tax loss, no income taxes were provided for either quarter.

Liquidity, Capital Resources and Changes in Financial Condition

The Company's cash was sufficient to enable it to meet its cash requirements during the quarter ended June 30, 2001. The main requirements for capital are to acquire merchandise for sale over the Internet through the Company website, for the maintenance of the website and for advertising and promotion to bring consumers to the website. The decrease in cash and cash equivalents of $19,010 during the three months ended June 30, 2001 was due to the Company's operating loss during the period and purchase of computer hardware.

At June 30, 2001 the Company had a working capital deficit of $108,467 and cash and cash equivalents of $165,427, as compared to a working capital deficit of $132,969 and cash and cash equivalents of $227,503 at June 30, 2000. The Company believes that cash on hand and cash flows from operations will be sufficient to meet the Company's projected funding requirements for the next twelve months.

Forward Looking Statements

Certain statements contained in "Management's Discussion and Analysis of Results of Operations and Financial Condition" concerning future prospects of the Company and cash flow requirements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of FragranceNet.com, Inc. to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations, financial condition and results of operations, including, among others, rapid technological and other changes in the market we serve, our numerous competitors and the few barriers to entry for potential competitors, the short-term nature of many of our contracts, the seasonality and quarterly variations we experience in our revenue, our uncertain revenue growth, our ability to attract and retain qualified personnel, our ability to expand our infrastructure and manage our growth, and our ability to identify, finance and integrate acquisitions, among others. If any of these risks or uncertainties materialize, or if any of the underlying assumptions prove incorrect, actual results may differ significantly from results expressed or implied in any forward-looking statements made by us. FragranceNet.com, Inc. undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.


ITEM 3.   QUANTITATIVE AND QUALITATIVE  DISCLOSURES ABOUT MARKET RISK

The Company has no risks which are required to be disclosed.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits: None

         (b)      Reports on Form 8-K:  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         Dated: August 13, 2001         FRAGRANCENET.COM, INC.
                                        ---------------------------------------
                                        (Registrant)


                                        By   /s/ JASON S. APFEL
                                        --------------------------------------
                                        Jason S. Apfel
                                        President and
                                        Chief Executive Officer


                                        By   /s/ DENNIS M. APFEL
                                        --------------------------------------
                                        Dennis M. Apfel
                                        Chief Financial Officer