Form 10-Q
period 2001-09-30
FRAGRANCENET COM INC
filed 2001-11-13
CIK 826495

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

                         Commission file number 0-16819

                             FRAGRANCENET.COM, INC.
             (exact name of registrant as specified in its charter)


          Delaware                          5990                 94-3054267
(State or other jurisdiction of      (Primary Standard        (I.R.S. Employer
incorporation or organization)   Industrial Classification   Identification No.)
                                        Code Number)

                                909 Motor Parkway
                            Hauppauge, New York 11788
                                 (631) 582-5204

   (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS                                          OUTSTANDING AT SEPTEMBER 30, 2001
-----                                          ---------------------------------
Common Stock, par value                                     16,968,330
$ .01 per share

                                      Index

                             FRAGRANCENET.COM, INC.

                                                                     PAGE NUMBER


Part I.  Financial Information..............................................3

Item 1.  Financial Statements

         Consolidated Balance Sheets at September 30, 2001
         (unaudited) and March 31, 2001.....................................3

         Unaudited Consolidated Statements of Operations for the
         Three and Six Months Ended September 30, 2001 and
         September 30, 2000.................................................4

         Unaudited Consolidated Statements of Cash Flows for the
         Six Months Ended September 30, 2001 and September 30, 2000.........5

         Notes to Unaudited Consolidated Financial Statements...............6-7


Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition............................................7-9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........9

Part II.  Other Information.................................................9

Item 6.  Exhibits and Reports on Form 8-K...................................9

Signatures..................................................................10

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

   Assets                                            September 30, 2001   March 31, 2001
                                                     ------------------   --------------
                                                        (unaudited)
Current assets:

    Cash and cash equivalents                             $    127,540  $    184,437
    Accounts receivable, net of allowance
       for returns of $1,000 and $1,497                         79,260        16,480
    Inventory                                                  114,950       175,000
    Prepaid expenses and other current assets                   31,481        28,256
                                                          ------------  ------------

         Total current assets                                  353,231       404,173
                                                          ------------  ------------

    Property and equipment, net                                134,548       145,784
    Other assets                                                28,058        27,505
                                                          ------------  ------------

         Total assets                                     $    515,837  $    577,462
                                                          ============  ============

Liabilities and Stockholders' Deficit

Current liabilities:
    Accounts payable                                      $    186,254  $    297,244
    Accrued expenses                                           138,763       157,705
    Deferred revenue                                            41,218         8,020
    Obligation under capital leases                              3,928         4,097
                                                          ------------  ------------

         Total current liabilities                             370,163       467,066
                                                          ------------  ------------

    Obligation under capital leases                              5,682         7,681
    Accrued expenses                                           253,343       251,187

         Total liabilities                                     629,188       725,934
                                                          ------------  ------------

Stockholders' deficit:
     Convertible Series A preferred stock - $.01 par
       value; 3,000,000 shares authorized, none issued            --            --
    Common stock, $.01 par value; 50,000,000
       Shares authorized, 16,968,330 shares issued
       and outstanding                                         169,683       169,683
    Additional paid-in capital                                 368,020       368,020
    Accumulated deficit                                       (651,054)     (686,175)
                                                          ------------  ------------

         Total stockholders' deficit                          (113,351)     (148,472)
                                                          ------------  ------------

         Total liabilities and stockholders' deficit      $    515,837  $    577,462
                                                          ============  ============

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                Three months ended             Six months ended
                                                   September 30,                 September 30,
                                               2001           2000           2001           2000
                                           --------------------------    --------------------------
                                                   (unaudited)                     (unaudited)
Net sales                                  $ 1,390,583      1,505,508    $ 3,181,902      3,292,069
Cost of sales                                  757,116        850,947      1,888,623      2,022,796
                                           -----------      ---------    -----------      ---------

               Gross profit                    633,467        654,561      1,293,279      1,269,273
                                           -----------      ---------    -----------      ---------

Operating expenses:
    Selling and marketing                      201,429        253,746        501,664        619,700

    General and administrative                 356,199        281,007        758,758        573,211
                                           -----------      ---------    -----------      ---------

               Total operating expenses        557,628        534,753      1,260,422      1,192,911


               Operating profit                 75,839        119,808         32,857         76,362

    Interest income                                410          1,983          2,264          4,542
                                           -----------      ---------    -----------      ---------

            Net income                     $    76,249        121,791    $    35,121         80,904
                                           ===========    ===========    ===========    ===========

Basic and diluted net income per share     $      0.00    $      0.01    $      0.00    $      0.00
                                           ===========    ===========    ===========    ===========

  Basic and diluted                         16,968,330     16,968,330     16,968,330     16,968,330
  common shares outstanding                ===========    ===========    ===========    ===========


See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                             Six months ended
                                                               September 30,
                                                            2001          2000
                                                        ------------  ------------
Cash flows from operating activities:
     Net income                                         $     35,121  $     80,904
     Adjustments to reconcile net income to net cash
        provided by operating activities:
         Depreciation and amortization                        32,550         6,552
         Changes in assets and liabilities:
                   Accounts receivable                       (62,780)      (45,781)
             Inventory                                        60,050       (77,104)
             Prepaid expenses and other assets                (3,778)      (34,215)
             Accounts payable and accrued expenses          (127,776)       19,201
                   Deferred revenue                           33,198       (16,987)
                                                        ------------  ------------

     Net cash used in operating activities                   (33,415)      (67,430)
                                                        ------------  ------------

Cash flows from investing activities:
     Acquisition of property and equipment                   (21,314)       (4,338)
                                                        ------------  ------------

             Net cash used in investing activities           (21,314)       (4,338)
                                                        ------------  ------------

Cash flows from financing activities:
     Principal payments on capital lease obligation           (2,168)         --
                                                        ------------  ------------

             Net cash used in financing activities            (2,168)         --
                                                        ------------  ------------

Net decrease in cash and cash equivalents                    (56,897)      (71,768)

Cash and cash equivalents at beginning of period             184,437       283,433
                                                        ------------  ------------

Cash and cash equivalents at end of period              $    127,540  $    211,665
                                                        ============  ============

Supplemental disclosure of cash flow information:
     Cash paid during period for income taxes                   --    $        550
                                                        ============  ============

     Cash paid during period for interest               $      3,298  $      1,864
                                                        ============  ============


See accompanying notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1.       Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. For further information, refer to the Company's financial statements for the year ended March 31, 2001 and notes thereto included in the Company's annual report on Form 10-KSB. For the six months ended September 30, 2001 and 2000, an aggregate of 53% and 63% of purchases were from two distributors, respectively.

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

In July 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. SFAS No. 141 applies to all business combinations initiated after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after March 31, 2001. The Company adopted the provisions of each statement on April 1, 2001. The adoption of these accounting standards did not have a material effect on the Company's consolidated results of operations or financial position.

The FASB also recently issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of APB Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of this Standard are not expected to have a significant effect on the Company's financial position or operating results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with the financial statements and notes to the financial statements.

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company's statements of operations. There can be no assurance that sales trends will continue in the future.

Three Months Ended September 30,                          2000          2001
--------------------------------------------------------------------------------

Net Sales                                             $  1,505,508  $  1,391,540

Cost of Sales                                              850,947       757,116

Gross Profit                                               654,561       633,467

Total Selling, General and Administrative Expenses         534,753       557,628

Income from Operations                                     119,808        75,839

Other Income - Interest Income                               1,983           410

Net Income                                                 121,791        76,249


Six Months Ended September 30,                             2000         2001
--------------------------------------------------------------------------------

Net Sales                                             $  3,292,069  $  3,181,902

Cost of Sales                                            2,022,796     1,888,623

Gross Profit                                             1,269,273     1,293,279

Total Selling, General and Administrative Expenses       1,192,911     1,260,422

Income from Operations                                      76,362        32,857

Other Income - Interest Income                               4,542         2,264

Net Income                                                  80,904        35,121

Overview

The Company sells brand name fragrances and related products over the Internet through a website located at www.fragrancenet.com. The Company purchases products from 10 different suppliers and does not purchase the products until they are ordered and paid for by the customer. Payment is made by credit card or by check and goods are not shipped to the customer until the check clears and/or authorization from the credit card company is obtained. The Company does not carry any significant level of inventory as compared to brick and mortar retailers. The Company has no material accounts receivable other than amounts due from the credit card companies. Despite the economic downturn and the difficulties experienced in the e-commerce area, the Company has maintained generally consistent results with the prior year.

Net Sales

Net Sales for the three months ended September 30, 2001 decreased to $1,390,523 or 7% less than the comparable period in 2000 which was $1,505,508. Net Sales for the six months ended September 30, 2001 decreased to $3,181,902 or 3% less than the comparable period in 2000 which was $3,292,069. The decreases were due to general market conditions.

Cost of Sales

Cost of sales as a percentage of sales was 54 % in the three months ended September 30, 2001 and 57% in the comparable quarter in 2000. Cost of sales as a percentage of sales was 59% for the six months ended September 30, 2001 and 61% for the comparable period in 2000. The decrease was primarily due to obtaining better prices from suppliers.

Selling, General and Administrative Expenses

These expenses encompass the entire operations of the business from personnel required to operate the office to website development and hosting of the website. These expenses increased to $557,628 for the three months ended September 30, 2001 compared to $534,753 in the September 30, 2000 quarter. These expenses increased to $1,260,442 for the six months ended September 30, 2001 compared to $1,192,911 for the comparable period in 2000. As a percentage of sales, the expenses increased to 40% for September 30, 2001 from 36% for September 30, 2000. For these six months ended September 30, 2001 expenses as a percentage of sales increased from 36% for September 30, 2000 to 40% for September 30, 2001. Selling expenses decreased through the efforts of the Company to concentrate on effective marketing expenditures. General and administrative expenses increased primarily due to increased rent, personnel, depreciation and website maintenance.

Operating Profit

The Company posted an operating profit of $75,839 for the three months ended September 30, 2001 compared to a profit from operations of $119,808 for the comparable period in 2000. Profit from operations for the six month period ended September 30, 2001 was $32,857 compared to $76,362 for the comparable period in 2000.

Income Taxes

Due to the utilization of net operating loss carryforward, no income taxes were provided for in the six months ended September 30, 2001 and September 30, 2000.

Liquidity, Capital Resources and Changes in Financial Condition

At September 30, 2001 the Company had a working capital deficit of $16,732 and cash and cash equivalents of $127,540 as compared to a working capital deficit of $62,893 and cash and cash equivalents of $184,437 at March 31, 2001. The Company's cash and cash equivalents were sufficient to enable it to meet its cash requirements during the quarter ended September 30, 2001. The main requirements for capital are to acquire merchandise for sale over the Internet through the Company website, for the maintenance of the website and for advertising and promotion to bring consumers to the website. There was a decrease in cash and cash equivalents of $56,897 during the six months ended September 30, 2001 primarily due to the payment of accounts payable and accrued expenses. The Company has a five (5) year operating lease agreement for its facility of approximately 8,500 square feet, which lease commenced September 1, 2000 at a base rent of $6,300 per month.

Forward Looking Statements

Certain statements contained in "Management's Discussion and Analysis of Results of Operations and Financial Condition" concerning future prospects of the Company and cash flow requirements are forward looking statements which may involve known and unknown material risks, uncertainties and other factors not under the Company's control including without limitation the need for additional financing, the impact of competition, the management of growth, compliance with applicable regulatory requirements, and the Company's ability to enter into agreements with marketing or distribution partners, which may cause actual results, performance and achievements of the Company to be materially different from the Company's expectations.


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



         Dated: November 13, 2001                        FRAGRANCENET.COM, INC.
                                                         ----------------------
                                                         (Registrant)


                                                         By   /s/ JASON S. APFEL
                                                         -----------------------
                                                         Jason S. Apfel
                                                         President and
                                                         Chief Executive Officer


                                                         By  /s/ DENNIS M. APFEL
                                                         -----------------------
                                                         Dennis M. Apfel
                                                         Chief Financial Officer