Form 10QSB
period 2001-12-31
FRAGRANCENET COM INC
filed 2002-02-14
CIK 826495

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended December 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

                         Commission file number 0-16819
                                    -------

                             FRAGRANCENET.COM, INC.
             (exact name of registrant as specified in its charter)


           Delaware                          5990                  94-3054267

(State or other jurisdiction      (Primary Standard           (I.R.S. Employer
    of incorporation or        Industrial Classification     Identification No.)
      organization)                   Code Number)

                               909 Motor Parkway
                           Hauppauge, New York 11788
                                 (631) 582-5204
              (Address, including zip code, and telephone number,
       including area code, of registrant's principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       ------   -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS                                   OUTSTANDING AT FEBRUARY 8, 2002
-----                                   -------------------------------
Common Stock, par value                           16,968,330
$.01 per share

                                     Index

                             FRAGRANCENET.COM, INC.




                                                                   PAGE NUMBER


Part I.  Financial Information ...........................................   3

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at December 31, 2001
         (unaudited) and March 31, 2001 ..................................   3

         Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended December 31, 2001 and
         December 31, 2000 ...............................................   4

         Unaudited Condensed Consolidated Statements of Cash Flows for the
         Nine Months Ended December 31, 2001 and December 31, 2000 .......   5

         Notes to Unaudited Condensed Consolidated Financial Statements ..  6-7


Item 2.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition .........................................  7-9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ......   9

Part II.  Other Information ..............................................   9

Item 6.  Exhibits and Reports on Form 8-K ................................   9

Signatures ...............................................................  10

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     December 31, 2001          March 31, 2001
                                                                     -----------------          --------------
                                                                        (unaudited)
Assets
Current assets:
    Cash and cash equivalents                                             $730,049                $184,437
    Accounts receivable, net of allowance
       for returns of $1,000 and $1,497                                     96,807                  16,480
    Inventory                                                              110,000                 175,000
    Prepaid expenses and other current assets                               24,452                  28,256
                                                                           -------                 -------

         Total current assets                                              961,308                 404,173

    Property and equipment, net                                            118,964                 145,784
    Other assets                                                            27,683                  27,505
                                                                           -------                 -------

         Total assets                                                   $1,107,955                $577,462
                                                                        ==========                ========

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
    Accounts payable                                                      $439,236                $297,244
    Accrued expenses                                                       500,306                 157,705
    Deferred revenue                                                        41,466                   8,020
    Obligation under capital lease, current portion                          3,997                   4,097
                                                                            ------                  ------

         Total current liabilities                                         985,005                 467,066

    Accrued expenses - long term                                             6,305                 251,187
    Obligation under capital lease, less current portion                     4,657                   7,681
                                                                             -----                   -----

         Total liabilities                                                 995,967                 725,934
                                                                          --------                --------

Stockholders' equity (deficit):
     Convertible Series A preferred stock - $.01 par
       value; 3,000,000 shares authorized, none issued                       -                        -
     Common stock, $.01 par value; 50,000,000
       Shares authorized, 16,968,330 shares issued
       and outstanding                                                     169,683                 169,683
     Additional paid-in capital                                            368,020                 368,020
     Accumulated deficit                                                  (425,715)               (686,175)
                                                                         ---------               ---------

         Total stockholders' equity (deficit)                              111,988                (148,472)
                                                                          --------               ---------

         Total liabilities and stockholders' equity (deficit)           $1,107,955                $577,462
                                                                        ==========                ========


See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                           Three months ended         Nine months ended
                                               December 31,              December 31,
                                            2001         2000         2001        2000
                                         -----------  -----------  -----------  -----------
                                               (unaudited)               (unaudited)

Net sales                                $ 2,621,996  $ 3,001,116  $ 5,803,898  $ 6,276,618
Cost of sales                              1,560,613    1,838,186    3,449,236    3,860,982
                                         -----------  -----------  -----------  -----------

               Gross profit                1,061,383    1,162,930    2,354,662    2,451,636
                                         -----------  -----------  -----------  -----------

Operating expenses:
    Selling and marketing                    436,334      489,541      937,998    1,109,241
    General and administrative               401,462      434,770    1,160,220    1,008,401
                                         -----------  -----------  -----------  -----------
               Total operating expenses      837,796      924,311    2,098,218    2,117,642
                                         -----------  -----------  -----------  -----------

               Operating income              223,587      238,619      256,444      297,994
                                         -----------  -----------  -----------  -----------
    Interest income
                                               1,752        1,793        4,016        6,335
                                         -----------  -----------  -----------  -----------

                Net income               $   225,339  $   240,412  $   260,460  $   304,329
                                         ===========  ===========  ===========  ===========


Basic and diluted net per share          $      0.01  $      0.01  $      0.02  $      0.02
                                         ===========  ===========  ===========  ===========

  Weighted average number of
  common shares outstanding               16,968,330   16,968,330   16,968,330   16,968,330
                                         ===========  ===========  ===========  ===========


See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                       Nine months ended
                                                          December 31,
                                                        2001       2000
                                                      ---------   ---------

Cash flows from operating activities:
     Net income                                       $ 260,460   $ 304,329
     Adjustments to reconcile net income to net cash
        provided by operating activities:
         Depreciation and amortization                   48,508      13,496
         Changes in assets and liabilities:
             Accounts receivable                        (80,327)    (50,287)
             Inventory                                   65,000    (118,401)
             Prepaid expenses and other assets            3,804     (27,952)
             Security Deposit                              (553)         --
             Accounts payable and accrued expenses      239,711     467,913
               Deferred revenue                          33,446     (13,948)
                                                      ---------   ---------

     Net cash provided by operating activities          570,049     575,150
                                                      ---------   ---------

Cash flows from investing activities:
     Purchases of property and equipment                (21,313)    (31,749)
                                                      ---------   ---------

Cash flows from financing activities:
     Principal payments on capital lease obligation      (3,124)         --
                                                      ---------   ---------

Net increase in cash and cash equivalents               545,612     543,401

Cash and cash equivalents at beginning of period        184,437     283,433
                                                      ---------   ---------

Cash and cash equivalents at end of period            $ 730,049   $ 826,834
                                                      =========   =========

Supplemental disclosure of cash flow information:
     Cash paid during period for income taxes                --   $     849
                                                      =========   =========
     Cash paid during period for interest             $   4,179   $   2,485
                                                      =========   =========



See accompanying notes to unaudited condensed consolidated financial statements.

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. These interim financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the financial statements. The results of operation of these interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the Company's financial statements for the year ended March 31, 2001 and notes thereto included in the Company's annual report on Form 10-KSB. For the nine months ended December 31, 2001 and 2000, an aggregate of 55% and 59% of purchases were from two distributors, respectively.


NOTE 2 - New Accounting Pronouncements

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




                            Three Months            Nine Months
                          Ended December 31,      ended December 31,
                          ---------------------   ----------------------
                            2001        2000        2001        2000
                          ----------  ----------  ----------  ------------

Net sales                 $2,621,996  $3,001,116  $5,803,898  $6,276,618

Cost of sales              1,560,613   1,838,186   3,449,236   3,860,982

Gross profit               1,061,383   1,162,930   2,354,662   2,415,636

Total operating expenses     837,796     924,311   2,098,218   2,117,642

Operating income             223,587     238,619     256,444     297,994

Interest Income                1,752       1,793       4,016       6,335

Net income                   225,339     240,412     260,460     304,329

Overview

The Company sells brand name fragrances and related products over the Internet through a website located at www.fragrancenet.com. The Company purchases products from five to eight different suppliers and generally does not purchase the products until they are ordered and paid for by the customer. Payment is made by credit card or by check and goods are not shipped to the customer until the check clears and/or authorization from the credit card company is obtained. The Company does not carry any significant level of inventory and its accounts receivable are primarily from credit card companies.

On July 28, 1999, the Company completed a merger in which the Company was the surviving entity and received $437,703 in cash, net of expenses, as a result of the transaction.

Net Sales

Net sales for the quarter ended December 31, 2001 decreased $379,120 or 13% from the comparable period in 2000 due to a decrease in the number of customers.

Cost of Sales

The cost of sales as a percentage of sales was reduced from 61% in the quarter ended December 31, 2000 to 60% in the quarter ended December 31, 2001 and was reduced from 61% for the nine months ended December 31, 2000 to 59% in the quarter ended December 31, 2001.

Selling, General and Administrative Expenses

These expenses encompass the entire operations of the business from personnel required to operate the office to website development and hosting of the website. The expenses decreased $86,515 in the quarter ended December 31, 2001 when compared to December 31, 2000. As a percentage of sales, however, the expenses increased from 31% at December 31, 2000 to 32% at December 31, 2001.

Operating Results

As a result of the Company's purchasing techniques and addition of new suppliers, the Company in these difficult economic times was able to maintain an operating profit of $223,587 for the quarter ended December 31, 2001 compared to an operating profit of $238,619 for the quarter ended December 31, 2000.

Income Taxes

Due to the utilization of prior net operating loss carryforwards, no income taxes were provided for the nine months ended December 31, 2001.

The changes in the amounts for the nine months ended December 31, 2001, compared with the nine months ended December 31, 2000, were for similar reasons as for the quarters. Sales were down 7.3% for the period ended December 31, 2001 when compared with December 31, 2000. Cost of Sales decreased from 62% for the nine months ended December 31, 2000 to 59% for the period ended December 31, 2001. The Company experienced an operating profit at December 31, 2000 of $297,994 and an operating profit of $256,444 at December 31, 2001.

Liquidity, Capital Resources and Changes in Financial Condition

The Company's cash was sufficient to enable it to meet its cash requirements during the quarter ended December 31, 2001. The main reasons for capital are to acquire merchandise for sale over the Internet through the Company website, for the maintenance of the website and for advertising and promotion to bring consumers to the website. The Company had cash and cash equivalents of $730,049 at December 31, 2001 as compared to $184,437 at March 31, 2001. The increase in cash and cash equivalents of $545,612 during the nine months ended December 31, 2001 was due to cash generated from operating activities. We believe our cash and cash equivalents and expected cash flows from operations will be sufficient to meet our cash needs for the next 12 months.

At December 31, 2001 the Company had a working capital deficit of $23,697 and cash and cash equivalents of $730,049 as compared to working capital of $186,594 and cash and cash equivalents of $826,834 at December 31, 2000.

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


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits: None

         (b) Reports on Form 8-K: On December 21, 2001, the Company filed a current report on Form 8-K dated December 20, 2001, reporting under Item 4 of Form 8-K the Company's selection of Marcum and Kleigman, LLP, as its independent auditors for the fiscal year ending March 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         Dated: February 14, 2002          FRAGRANCENET.COM, INC.
                                           ----------------------
                                           (Registrant)


                                           By   /s/ JASON S. APFEL
                                           -----------------------------------
                                           Jason S. Apfel
                                           President and
                                           Chief Executive Officer


                                           By   /s/ DENNIS M. APFEL
                                           ----------------------------------
                                           Dennis M. Apfel
                                           Chief Financial Officer