Form 10KSB
period 2002-03-31
FRAGRANCENET COM INC
filed 2002-06-27
CIK 826495

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 or 15 (d)

                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                         Commission file number
March 31, 2002                                            0-16819
--------------                                            --------
                             FRAGRANCENET.COM, INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)

              Delaware                                       94-3054267
 -----------------------------------                  ------------------------
      (State of incorporation)                        (IRS Employer ID Number)

          909 Motor Parkway, Hauppauge, New York             11788
          --------------------------------------           ---------
         (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (631) 582-5204

Securities registered pursuant to Section 12 (b) of the Exchange Act:   None

Securities registered pursuant to Section 12 (g) of the Exchange Act:

                                                  Number of Shares Outstanding
       Title of Class                               as of March 31, 2002
---------------------------                      ------------------------------
Common Stock, $.01 par value                              16,968,330

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
YES  X     NO
    ---       ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB X.
                 ---

Issuer's revenues for its most recent fiscal year: $7,502,186 The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the average of the bid and asked prices for such common equity on June 12, 2002 is approximately $379,638.

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

                                     PART I

Item 1. Business

     FragranceNet.com, Inc. ("FragranceNet" or the "Company") operates the world's largest internet discount fragrance store offering more than 3,000 brand-name fragrances at the lowest prices. By combining an extensive selection with free U.S. shipping and handling on orders over $60, FragranceNet customers are treated to a unique and easy shopping experience. FragranceNet recently formed a new entity, which is wholly-owned, under the name of FragranceNet Wholesales, Inc. to pursue the wholesale sale of fragrances and related products. The wholesale business is in its infancy and generated no sales during the fiscal year ended March 31, 2002. FragranceNet has commenced performing fulfillment services for companies who pay a fee for the Company to fulfill orders from other websites. These fees represent incremental income to the Company performed within our current warehouse space, with our current employees.

     On July 28, 1999, the Company, then known as National Capital Management Corporation ("NCMC"), a publicly held company with no substantial business operations, entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, FAC, Inc., a Delaware corporation and wholly-owned subsidiary of NCMC ("Merger Sub"), Telescents, Inc., a New York corporation ("Telescents"), and Dennis M. Apfel, Jason S. Apfel and Growth Capital Partners, L.L.C., a Delaware limited liability company ("GCP"), the holders of all of the outstanding capital stock of Telescents (the "Telescents Shareholders"). Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Telescents (the "Merger") in accordance with the provisions of the Delaware General Corporation Law and the New York Business Corporation Law effective as of July 28, 1999, whereupon the separate corporate existence of Merger Sub ceased and Telescents continued as the surviving corporation (the "Surviving Corporation"). Pursuant to the Merger Agreement, the Company issued to the Telescents Shareholders an aggregate of 4,900,000 shares of common stock of NCMC ("Common Stock") and an aggregate of 1,029,514 shares of Preferred Stock of NCMC ("Preferred Stock") in exchange for all the outstanding shares of TeleScents. The preferred stock had voting privileges on an "as converted" basis. The Preferred Stock was convertible into Common Stock on a 1-for-10 basis at such time as the Certificate of Incorporation of the Company was amended to increase the authorized shares of Common Stock to a number of shares of Common Stock sufficient to effect the conversion. Such conversion took place in November, 1999 immediately following the 1999 Annual Meeting of Stockholders of the Company. Accordingly, upon consummation of the Merger the Telescents Shareholders, in the aggregate, held approximately 89.55% of the total voting power of the Company's voting stock.

     In connection with the Merger Agreement, the Telescents Shareholders entered into a Shareholders Agreement dated as of July 28, 1999 (the "Shareholders Agreement"). Pursuant to the Shareholders Agreement, during the period commencing July 28, 1999 and continuing until the first to occur of (a) July 31, 2002 or (b) the date on which GCP beneficially owns (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) shares of Common Stock and/or Preferred Stock of the Company representing less than ten percent (10%) of the aggregate voting power of the outstanding capital stock of the Company, the Telescents Shareholders have agreed that each of them shall use his or her best efforts to cause the Board of Directors of the Company to nominate such of Philip D. Gunn or Theodore V. Buerger, who is also a principal of GCP, as shall be designated by GCP (the "GCP Director") for election as a director of the Company, and shall vote all shares of Common Stock and Preferred Stock beneficially owned by such Telescents Shareholders for election of the GCP Director as a director of the Company, at each annual meeting of the Company's stockholders.

         As of March 31, 2002, 16,968,330 shares of Common Stock were issued and outstanding.

The Online Store

         The Company operates an online store that specializes in the sale of brand-name fragrances, bath and body products, gels, powders and soaps directly to the consumer. The Company sells women's and men's products and does not sell any imitations or knock-offs. FragranceNet now offers its customers over 3,000 products at discounts of up to 60%. In addition, FragranceNet offers free shipping within the United States on all orders over $60. The products sold by the Company include major brands and hard-to-find and discontinued items. Visitors to the FragranceNet site find a user-friendly vehicle for purchase of products. The online store has search capability by price, name and type of scent. There is a reminder club that users may register with to be reminded by e-mail 2 weeks before any birthday or anniversary.

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

         FragranceNet's online store provides its retail customers with superior features, pricing and convenience. The online store offers consumers over 3,000 fragrances and related products. They are displayed in a framed format which allows for easy and simple navigation with one button click. There are special sections of the store offering gift sets and specials, women's fragrances, men's fragrances, scented candles and customer service. The online store features the ability to search for any fragrance by name, price and/or type of scent such as fruity, oriental and/or spicy. The online store features a simple click of a button to add items to the customer's shopping cart and to check out on a secure server. The site also permits the addition and subtraction of items with a simple click of a button. When the customer is finished shopping, clicking on the checkout button allows for easy checkout with the customer having three options of payment. They can pay by credit card over a secure server; they can fill out all information and send a check, or they can call or fax their credit card information to customer service.

Market Opportunity

           The worldwide fragrance market is estimated to be in excess of $20 billion of which approximately $6 billion are U.S. sales. Approximately five percent of FragranceNet's sales for fiscal 2002 were to international customers. There is no assurance the Company can maintain its market share. FragranceNet is recognized as the leader in the sale of fragrances over the Internet. Forrester Research estimates that e-tailing will increase from $20 billion in the U.S. to over $184 billion by the year 2004, reaching 7% of total retail sales.

Strategy

FragranceNet's strategy is based upon the belief that if you provide brand-name fragrances at discount prices and add to that free U.S. shipping on orders over $60, and live customer service representatives who are knowledgeable in the fragrance industry, the Company should be able to continue to attract new customers and grow. FragranceNet believes there is strong demand for its products, delivery system and discounts. The Company also believes that it has the ability to combine its expertise in marketing, unique supplier arrangements and overall strategy to become the most dominant player in its marketplace.

Partnerships

         FragranceNet is featured in major search engines such as Yahoo!, Google, Hotbot, GoTo and AOL Netfind. In addition, the Company has established increased exposure through today's top communities and malls including placements within Visa Shopping Offers, Excite Shopping Guide, Prodigy Shopping, First USA Online Deals, Coolsavings, Ebates and MyPoints.

Competition

         FragranceNet's online store competes against a number of retailers within different channels of distribution. Its competition includes (1) traditional department stores and perfume retailers such as Macy's and Bloomingdale's, (2) nationally known discount perfume retailers that seek to purchase high-demand or limited-supply products, (3) Websites maintained by online retailers of fragrance and fragrance products, such as perfumania.com and sephora.com (4) catalog retailers of fragrance and fragrance-related products,
(5) Internet portals and online service providers that feature shopping services, such as America Online, Yahoo!, Excite and Lycos and (6) mass market retailers such as Wal-Mart.

         Online fragrance competitors include:

         (1)      Department stores' Websites;

         (2)      Specialty stores' Websites;

         (3) Companies with little name recognition or, in many cases, little access to capital; and

         (4)      Mass merchandisers.

         Many department stores and mass merchandisers carry tens of thousands of different items and the Company believes that they cannot compete favorably with FragranceNet. The department stores (Bloomingdales, Macy's, Nordstrom, Saks Fifth Avenue, etc.) and specialty stores sell products using full retail price models. The e-tailers that are fragrance and beauty sites, such as Sephora.com and Gloss.com, are also full retail models and include cosmetics as a major component of their product mix. The Company believes that none of the possible competition has the breadth of inventory that the Company carries. FragranceNet believes that it has a rapidly emerging brand-name, has established industry relationships, a convenient shopping experience, an extensive product selection and competitively priced products.

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

     Usage. The number of customers who visit the site has grown consistently, increasing from 2,000 per month during 1997 to over 750,000 per month during the month of December 2001.

Marketing and Advertising

     FragranceNet has established a variety of relationships with several Internet sites to build traffic and attract customers which is done on a cost per click basis on search engines such as Overture, Findwhat and Sprinks. FragranceNet intends to expand its use of these kinds of alliances in the future. FragranceNet strives to ensure that future alliances are cost-effective in terms of the potential customers to be acquired, potential revenue to be generated, level of exclusivity and brand exposure. FragranceNet sends e-mails to its customers advising them of its promotions and other pricing specials for their favorite fragrances. FragranceNet intends to continue to advertise in whichever forms of media prove most effective.

Fulfillment and Inventory Management

     FragranceNet offers over 3,000 fragrances and fragrance-related products, which it believes is a wider selection of products than offered by most traditional fragrance sellers. FragranceNet may obtain inventory directly from any number of suppliers depending on which offers the most favorable selection, pricing, quality and quantity terms. FragranceNet performs fulfillment for third parties as an additional source of revenue.

Technology

     FragranceNet uses an advanced software platform that allows it to grow rapidly while providing reliable, secure and cost-effective e-commerce solutions. Using a MY-SQL database FragranceNet displays extensive data on its over 3,000 brand-name fragrances. An application server dramatically improves a Website's interactive characteristics by monitoring transactions, creating and managing content published on the site and storing data, among other things. This technology offers Web shoppers a host of leading-edge features including real time inventory updates, the reminder club system, an online shipping calculator for orders originating outside the U.S., extensive product searching options and electronic gift certificates and coupons. With MY-SQL, FragranceNet has been able to enhance the store and expand its customer services enormously. The MY-SQL platform provides FragranceNet with a level of stability, flexibility and scalability which provides major assistance in driving its current growth. With a MY-SQL database FragranceNet displays a wealth of data for its 3,000 fragrances.

     Using its system, FragranceNet has taken steps to prevent the failure of its mission-critical business applications. While no system is fool-proof the Company has taken reasonable steps to provide a secure site. Routers, switches, firewalls and servers associated with its Website are all deployed with backup or stand-by components. The security architecture is specially designed and built to deliver Web-enabled enterprise applications and ensures that customer information is protected and that transactions are conducted securely over the Internet. The security architecture is a layered approach that addresses security at every layer and ensures that the primary aspects of security - confidentiality, integrity and availability -- are addressed and that customer information is secure.

     FragranceNet uses its software package to fulfill orders and conduct general business activities. Scanning technology is also used. The system will print packing slips and shipping labels, and direct the fulfillment team to conduct efficient product picking and packing. Once the order is fulfilled and shipped, the database is updated with the new shipping status. The software package is capable of very high scaling, allowing for growth. In summary, management believes that FragranceNet's technology infrastructure provides the highest customer-centric, complete and reliable shopping experience currently available.

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

     Credit cards are authorized and processed securely using Web Authorize software. The authorizations are done in batches and upon each successful authorization, the product is ordered from the suppliers and shipped to consumers.

Employees

     As of March 31, 2002, FragranceNet employed 20 individuals. None of FragranceNet's employees are represented by unions and FragranceNet considers its relationship with its employees to be excellent. FragranceNet believes that success is dependent on its ability to attract and retain qualified personnel in numerous areas, including software development.

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

     If FragranceNet does not effectively manage its future growth, its revenues and operating results could be materially adversely affected and it could fail to maintain profitability.

         RECRUITMENT AND RETENTION OF PROFESSIONALS

     FragranceNet's success depends on the expertise of its key technical, sales and senior management personnel. FragranceNet's senior management has approximately five years' experience operating and managing an online store engaged in the sale of fragrance-related products. FragranceNet depends heavily on the continuing service of its management and on their ability to retain further expertise in all aspects of the business. The loss of Dennis Apfel or Jason Apfel or other key employees would hurt the business. FragranceNet anticipates hiring additional persons to serve on its management team. Its success depends on its ability to continue to attract, retain and motivate skilled employees who can effectively manage an online fragrance business. FragranceNet may be unable to retain its present key employees or to attract, assimilate or retain other qualified employees in the future. It may experience difficulty in hiring and retaining skilled employees with appropriate qualifications. The business will be harmed if FragranceNet fails to attract and retain key employees.

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

     FragranceNet intends to maintain detailed awareness of all its competitors, many of whom are public companies with information readily available. FragranceNet will strive to develop market share through its marketing and sales plan, the development of enhanced services, an effective pricing schedule, the continual outstanding quality and performance of its services, and the professionalism and competency of its personnel. Management of FragranceNet intends to make the mark, "FragranceNet", a nationally recognized brand which will provide FragranceNet with a distinct competitive advantage. However, there is no assurance that the mark will become nationally recognized.

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

     To minimize quarterly fluctuations in operating results, FragranceNet will attempt to (i) coordinate all service offerings between in-house personnel, vendors and partners, (ii) maintain close awareness of all competitors' services activities, (iii) use advisors, input from partners and customers to determine sales status, (iv) closely monitor the performance level of all employees, (v) constantly review the acceptability, demand and quality and type of the services offered and (vi) rigidly adhere to a level of expenditures consistent with ongoing sales.

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

     FragranceNet's business depends on the ability of third-party vendors to provide it with popular, high-demand fragrances at competitive prices and in sufficient quantities. FragranceNet in fiscal 2002 purchased more than 90% of its merchandise from 10 vendors. Many of the smaller suppliers used by FragranceNet have limited resources, production capacities and operating histories. FragranceNet's success depends on its ability to obtain products to satisfy customer demand and the business could be harmed if the ability to procure products were limited.

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

         INFRASTRUCTURE OF THE INTERNET

     The success of commercial use of the Internet depends in large part upon the development and maintenance of the Internet's infrastructure, including the development of complementary products such as various broadband technologies. The number of users of the Internet and the amount of traffic on the Internet have grown significantly and are expected to continue to grow. To the extent the number of users of the Internet and the amount of traffic on the Internet continue to increase there will be greater demands placed on the Internet's infrastructure. This infrastructure may not be able to support the demands placed on it by this continued growth without its performance or reliability being decreased. Any outages or delays in services could lower the level of Internet usage. In addition, the infrastructure and complementary products and services necessary to make the Internet a viable commercial marketplace may not develop. If usage of the Internet is curtailed due to infrastructure constraints or lack of complementary products, FragranceNet expects an adverse impact on its business and revenues. Even if such infrastructure and complementary products and services do develop, there can be no guarantee that the Internet will become a viable commercial marketplace for products and services such as those offered by FragranceNet.

Item 2. Properties

     FragranceNet's administration and warehouse facilities are located in an 8,000 square foot facility in Hauppauge, New York. The lease for this facility expires on May 31, 2005. The Company moved into this facility during September 2000 and believes that it will be adequate for its current operations and contemplated growth.

Item 3. Legal Proceedings

     FragranceNet is not a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     FragranceNet did not submit any matter for the vote of security holders in the fourth quarter of the last fiscal year.


PART II

Item 5. Market for Common Equity and Related Stockholder Matters

a. Market Information

     The Company's Common Stock trades on the OTC Bulletin Board under the symbol FRGN.

         The high and low bid prices for shares of Common Stock of the Company for each quarter during the years ended March 31, 2002 and March 31, 2001 are as follows:

                                              Bid Price
                                              High              Low

       For the Quarter Ended

         March 31, 2002                         .34             .16
         December 31, 2001                      .50             .17
         September 30, 2001                     .53             .35
         June 30, 2001                          .53             .15
         March 31, 2001                         .56             .25
         December 31, 2000                     1.13             .38
         September 30, 2000                    1.75             .96
         June 30, 2000                         1.80            1.50

         The quotations represent inter dealer quotations without retail mark-up, mark-down or commission, and do not necessarily represent actual transactions. The last reported sales price per share of the Company's Common Stock on March 31, 2002 was $.30

b. Number of Holders of Common Stock at March 31, 2002

Authorized Shares:                           50 million
Shares Outstanding:                          16,968,330
Number of holders of record                  680
of shares of Common Stock



                  Dividends on Common Stock

         The Company did not pay any dividends to its stockholders in fiscal 2002 and does not anticipate paying any dividends in the foreseeable future.

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

         Results of Operations

       FISCAL YEAR ENDED MARCH 31, 2002 COMPARED TO THE FISCAL YEAR ENDED
                                 MARCH 31, 2001

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

     Net sales. Net sales primarily includes the sale of our fragrances and fragrance-related products, net of discounts, coupons and returns. Net sales for the fiscal year ended March 31, 2001 were $7,923,347 and were $7,502,186 for the year ended March 31, 2002. The decrease resulted from a lower number of customer orders.

     Cost of sales. Cost of sales consists primarily of the cost of merchandise sold plus freight-in and the cost of bonus gifts included in shipments to customers. Cost of sales for the fiscal year ended March 31, 2001 was $4,961,062. Cost of sales was $4,515,079 for the year ended March 31, 2002. The decrease was due to lower sales volume and better buying by the Company.

     Gross profit. For the fiscal year ended March 31, 2001, gross profit was $2,962,285 or 37% of net sales compared to gross profit of $2,987,107 or 40% for fiscal 2002. The increase in gross profit percentage was primarily due to improved purchasing prices from the Company's suppliers.

     Selling and marketing expenses. Selling and marketing expenses consist of expenditures related to advertising and promotion and shipping. Selling and marketing expenses for the fiscal year ended March 31, 2001 was $1,594,692 and decreased to $1,278,891 for the 2002 fiscal year. The decrease was due to increased efforts by the Company to use more cost-effective methods of advertising based upon performance and reduced shipping costs.

     General and administrative expenses. General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses for the fiscal year ended March 31, 2001 was $1,491,598 and increased to $1,532,618 for fiscal 2002. The increase was attributable to the general increase in expenses to support the future growth of the Company. The Company believes general and administrative expenses will continue to increase in fiscal 2003, to support the anticipated additional growth of the Company.

     Other income and expense. Interest expense increased to $22,461 in fiscal 2002 compared to $12,265 in fiscal 2001 primarily due to interest costs incurred on deferred bonus payments. Other income of $20,400 and $21,558 in fiscal 2002 and 2001, respectively, consists primarily of sublease rental income related to a portion of the Company's administrative and warehouse facility rented to an entity in which one of the Company's shareholders is a partner.

     Net Income. As a result of the factors discussed above, the net income for the fiscal year ended March 31, 2002 was $177,151 compared to a loss of $105,512 for the 2001 fiscal year.

         Liquidity and Capital Resources

     At March 31, 2002, FragranceNet had cash and cash equivalents of $389,441 compared to $184,437 at March 31, 2001.

     Net cash provided by operating activities was $230,413 for the fiscal year ended March 31, 2002, compared to $27,506 for the fiscal year ended March 31, 2001. The increase was primarily due to the net income generated in fiscal 2002.

     Net cash used in investing activities for the fiscal year ended March 31, 2002 was $21,312. These expenditures are primarily related to the purchase of computer equipment and software. The Company believes capital expenditures in fiscal 2003 will be approximately the same as the fiscal 2002 level.

     Net cash used in financing activities was $4,097 for the year ended March 31, 2002, compared to $303 used in the 2001 fiscal year. In July 1999, Fragrancenet completed the Merger and received $437,703 net of the costs of the Merger. FragranceNet has invested the remaining net proceeds from the fiscal 2000 Merger in an interest-bearing money market account at Prudential Securities.

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

     New Accounting Pronouncements

     During the period ended March 31, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. Implementation of SFAS No. 133 did not have any material impact on the financial statements of the Company.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 provides guidance on the accounting for a business combination at the date a business combination is completed. The statement requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS 142 provides guidance on how to account for goodwill and intangible assets after an acquisition is completed. The most substantive change is that goodwill will no longer be amortized, but instead will be tested for impairment periodically. This statement will apply to existing goodwill and intangible assets, beginning in fiscal 2003, and is not expected to have a material impact on the financial statements of the Company.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses the accounting model for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not occurred. It also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS 144 is not expected to have a material impact on the financial statements of the Company.

         Seasonality

     FragranceNet's operations are expected to fluctuate according to the retail industry seasonalities.

         Impact of Inflation

     The primary inflationary factor affecting our operations is increased labor costs. Competition for qualified personnel could increase labor costs for the Company in the future.

Item 7. Financial Statements.

     The consolidated financial statements for the Company are included in this Annual Report on Form 10-KSB at pages F-1 to F-17.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


     On December 17, 2001, FragranceNet.com, Inc. (the "Registrant") dismissed KPMG LLP ("KPMG") as its independent auditors and appointed Marcum and Kleigman, LLP ("Marcum and Kleigman") as its independent auditors for the fiscal year ending March 31, 2002. The decision to dismiss KPMG and to retain Marcum and Kleigman was approved by the Board of Directors of the Registrant.

     The report of KPMG as of and for the fiscal years ended March 31, 2000 and March 31, 2001 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2000 and 2001, there were no (i) disagreements between KPMG and the Registrant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports on the Registrant's financial statements, or (ii) "reportable events" within the meaning of Item 304(a)(1)(v) of Regulation S-K promulgated under the Securities Act of 1933, as amended.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section16(a) of the Exchange Act.

The Directors and Executive Officers of FragranceNet are as follows:


Name              Age   Position
----              ---   --------

Dennis M. Apfel   56    Chairman of the Board of Directors,  Chief  Financial
                        Officer and Secretary
Jason S. Apfel    29    President, Chief Executive Officer and  Director
Philip D. Gunn    50    Director

     Jason S. Apfel, age 29. Mr. Apfel has been President and Chief Executive Officer of the Company since July 28, 1999. He has been President of TeleScents since April 1998. Mr. Apfel was Vice President of TeleScents from April 1997 to April 1998 and from 1995 to April 1997 he was Vice President of a predecessor company of TeleScents which sold fragrances through a toll-free telephone number.

     Dennis M. Apfel, age 56. Mr. Apfel has been Chairman of the Company since May 14, 2001 and Chief Financial Officer since July 28, 1999. He was President and Chief Executive Officer of TeleScents from April 1997 to April 1998 and Chairman and Chief Executive Officer of TeleScents from April 1998 to July 28, 1999. Mr. Apfel is a partner in the law firm of Miller & Apfel in Hauppauge, New York and has been a practicing attorney since 1972.

     Philip D. Gunn, age 50. Mr. Gunn is a co-founder and Managing Director of Growth Capital Partners, a private equity investor group. Since 1982, through Growth Capital Partners and Phillip D. Gunn & Co., Mr. Gunn has assisted numerous companies in the formation and execution of their corporate financial strategies, particularly in the areas of acquisition, divestiture and capital raising. Mr. Gunn also serves on the Board of Directors of eLOT, Inc., the leading web-based service provider to government-based lotteries.

     During the fiscal year ended March 31, 2002, the Board of Directors of the Company met twice. All of the directors attended the meeting of the Board of Directors. The Board of Directors does not have any committees.

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

     To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company and confirmations that no other reports were required during the fiscal year ended March 31, 2002, its directors, officers and greater than ten percent stockholders complied with all Section 16(a) filing requirements.

Item 10. Executive Compensation

     The following table sets forth information for the fiscal years ended March 31, 2002 and 2001 concerning the compensation of the Chief Executive Officer of the Company, and the three other most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                    Annual Compensation
                                           ------------------------------------
                                Fiscal                              Long Term
Name and Principal Position      Year       Salary       Bonus    Compensation
---------------------------     ------     --------     -------   -------------

Jason S. Apfel                   2002      $250,000        -0-       - 0 -
 Chief Executive Officer         2001      $180,000      $70,000     - 0 -
                                 2000      $110,000      $70,000       0


Dennis M. Apfel                  2002      $125,000        -0-       - 0 -
 Chairman of the Board*,         2001      $125,000      $35,000     - 0 -
 Chief Financial Officer and     2000      $ 55,000**    $35,000
 Vice President



------------------------
* Mr. Apfel was named Chairman of the Board of the Company on May 14, 2001. ** Mr. Apfel was an employee for only a part of fiscal 2000.

     None of the persons named above were granted stock options for Common Stock during the fiscal year ended March 31, 2002, or exercised any stock options during fiscal year ended March 31, 2002 or held any stock options as of March 31, 2002.

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

Bonus Deferrals

     Pursuant to the employment agreements with Dennis M. Apfel and Jason Apfel and the consulting agreement with an affiliate of Philip D. Gunn, for the fiscal year ended March 31, 2002, Jason Apfel was not entitled to a bonus, Dennis M. Apfel was not entitled to a bonus, and the affiliate of Philip D. Gunn was not entitled to a bonus. Messrs. Dennis Apfel, Jason Apfel and Philip D. Gunn agreed to a deferral of the payment of bonuses for the 2000 and 2001 fiscal years until June 30, 2002 and Messrs. Dennis Apfel and Jason Apfel will further agree to a deferral of payment of those bonuses to a date not earlier than August 31, 2002. The bonuses were included in accrued liabilities at March 31, 2001 and 2002.

Compensation of Directors

     The Company does not pays its directors any fees. Any future directors will be paid as determined by the Board. The Company has entered into a Consulting Agreement with an affiliate of Philip D. Gunn. The term of the Consulting Agreement commenced on July 28, 1999 and expires on July 31, 2002. The Consulting Agreement provides for an initial consulting fee of $2,300 per month, an annual incentive bonus based on the performance of the Company and an annual consulting fee increase equal to the amount of the incentive bonus for the prior year. In the event that the Consulting Agreement is terminated by the Company without cause, the Company will continue to pay the consulting fee until July 31, 2002. The agreement shall terminate by its terms on July 31, 2002.

Compensation Committee
Interlocks and Insider Participation

     The Board of Directors of the Company does not have a Compensation Committee. Compensation decisions are made by the Board of Directors, with Dennis M. Apfel and Jason Apfel abstaining on decisions relating to their compensation.


Item 11. Security Ownership of Certain Beneficial Owners and Management

     The stockholders (including any "group," as that term is used in Section 13(d)(3) of the Exchange Act) who, to the knowledge of the Board of Directors of the Company beneficially owned more than five percent of the Common Stock as of March 31, 2002, and their respective shareholdings as of such date (according to information furnished by them to the Company), are set forth in the following table. Except as indicated in the footnotes to the table, all of such shares are owned with sole voting and investment power.

                                   Shares of Common Stock
Name and Address                     Owned Beneficially    Percent of Class (1)
---------------                    ----------------------- --------------------
Jason S. Apfel                        4,559,390                  27%
909 Motor Parkway
Hauppauge, New York 11788

Dennis M. Apfel                       6,076,360                  36%
909 Motor Parkway
Hauppauge, New York 11788

Growth Capital Partners, L.L.C.       4,434,390                  27%
c/o Growth Capital Partners, Inc.
520 Madison Avenue
New York, New York 10022


     The following table sets forth, as of March 31, 2002, the number of shares of Common Stock of the Company beneficially owned by each of the Company's directors, each of the Company's executive officers named in the Summary Compensation Table, and all directors and executive officers as a group, based upon information provided by such persons to the Company.

                             Shares of Common Stock
Name and Address              Owned Beneficially (1)   Percent of Class (1)
----------------             -----------------------   ---------------------

Jason S. Apfel                    4,559,390                   27%
President, Chief Executive
Officer and Director

Dennis M. Apfel                   6,076,360                   36%
Chairman of the Board (1),
Chief Financial Officer,
and Director

Philip D. Gunn (2)                4,434,390                   27%
Vice Chairman and Director


All directors and executive
officers as a group               15,070,140                  89%

-------------

(1)  Mr. Apfel was named Chairman of the Board of the Company on May 14, 2001.
(2) Consists of shares of Common Stock owned by Growth Capital Partners, L.L.C., of which Mr. Gunn and Theodore V. Buerger are the principals.

Item 12. Certain Relationships and Related Transactions

         None

Item 13. Exhibits and Reports on Form 8-K

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

         Dated:  June 26, 2002

                                     FRAGRANCENET.COM, INC.


                                     By /s/Jason S. Apfel
                                        ---------------------------------------
                                        Jason S. Apfel
                                        President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:   June 26, 2002               By /s/Jason S. Apfel
                                        ---------------------------------------
                                        Jason S. Apfel
                                        President, Chief Executive Officer
                                        and Director

Dated:   June 26, 20002              By /s/Dennis M. Apfel
                                        ---------------------------------------
                                        Dennis M. Apfel
                                        Chairman of the Board, Director, Chief
                                        Financial Officer, and Principal
                                        Accounting Officer

Dated:   June 26, 2002               By /s/Philip D. Gunn
                                        ---------------------------------------
                                        Philip D. Gunn
                                        Vice Chairman of the Board
                                        and Director

                     FRAGRANCENET.COM, INC. AND SUBSIDIARY


                                     Index to Consolidated Financial Statements
-------------------------------------------------------------------------------


                                                                                      Page
                                                                                      ----
   INDEPENDENT AUDITORS' REPORTS                                                       F-1


   INDEPENDENT AUDITORS' REPORTS                                                       F-2


   FINANCIAL STATEMENTS

     Consolidated Balance Sheets as of March 31, 2002 and 2001 F-3 - F4
     Consolidated Statements of Operations for the years ended
       March 31, 2002 and 2001                                                         F-5
     Consolidated Statements of Stockholders' Equity (Deficit) for the
      years ended March 31, 2002 and 2001                                              F-6
     Consolidated Statements of Cash Flows for the years ended
      March 31, 2002 and 2001                                                    F-7 - F-8


   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   F-9 - F-17


                          INDEPENDENT AUDITORS' REPORT


   The Board of Directors and Stockholders
   FragranceNet.com, Inc.:


   We have audited the accompanying consolidated balance sheet of FragranceNet.com, Inc. and subsidiary as of March 31, 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FragranceNet.com, Inc. as of March 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


   May 6, 2002
   Woodbury, New York                              Marcum & Kleigman, LLP

                          INDEPENDENT AUDITORS' REPORT



   The Board of Directors and Stockholders
   FragranceNet.com, Inc.


   We have audited the accompanying consolidated balance sheet of FragranceNet.com, Inc. and subsidiary as of March 31, 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FragranceNet.com, Inc. as of March 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




   June 4, 2001                                          KPMG LLP
   Melville, New York

                                          FRAGRANCENET.COM, INC. AND SUBSIDIARY

                                                    Consolidated Balance Sheets

                                                        March 31, 2002 and 2001
-------------------------------------------------------------------------------


                                     ASSETS



                                                               2002       2001
                                                            --------    --------
CURRENT ASSETS
  Cash and cash equivalents                                 $389,441    $184,437
  Accounts receivable, net of allowance for returns
   of $1,000 and $1,497                                       63,116      16,480
  Inventory                                                   78,150     175,000
  Prepaid expenses and other current assets                   74,912      28,256
                                                            --------    --------


Total Current Assets                                         605,619     404,173


PROPERTY AND EQUIPMENT, Net                                  103,159     145,784


INTANGIBLE ASSET, Net                                          5,875       6,375


OTHER ASSETS                                                  21,683      21,130
                                                            --------    --------


TOTAL ASSETS                                                $736,336    $577,462
                                                            ========    ========

        The accompanying notes are an integral part of these consolidated financial statements.

                                          FRAGRANCENET.COM, INC. AND SUBSIDIARY

                                                    Consolidated Balance Sheets

                                                        March 31, 2002 and 2001
-------------------------------------------------------------------------------



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



                                                                  2002         2001
                                                                ---------    ---------
CURRENT LIABILITIES
  Accounts payable                                              $ 228,952    $ 297,244
  Accrued expenses                                                428,937      157,705
  Deferred revenue                                                 35,782        8,020
  Obligation under capital lease, current portion                   4,068        4,097
                                                                ---------    ---------

Total Current Liabilities                                         697,739      467,066

  Obligation under capital lease, net of current portion            3,613        7,681
  Accrued expenses                                                  6,305      251,187
                                                                ---------    ---------

TOTAL LIABILITIES                                                 707,657      725,934
                                                                ---------    ---------

STOCKHOLDERS' EQUITY (DEFICIT)
  Convertible Series A preferred stock - $.01 par value;
   3,000,000 shares authorized, none issued                            --           --
  Common stock, par value $.01; 50,000,000 shares authorized;
   16,968,330 shares issued and outstanding                       169,683      169,683
  Additional paid-in capital                                      368,020      368,020
  Accumulated deficit                                            (509,024)    (686,175)
                                                                ---------    ---------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                               28,679     (148,472)
                                                                ---------    ---------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)                                $ 736,336    $ 577,462
                                                                =========    =========


        The accompanying notes are an integral part of these consolidated financial statements.

                                          FRAGRANCENET.COM, INC. AND SUBSIDIARY

                                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                    For the Years Ended March 31, 2002 and 2001
-------------------------------------------------------------------------------


                                                    2002            2001
                                                ------------    ------------
NET SALES                                       $  7,502,186    $  7,923,347

COST OF SALES                                      4,515,079       4,961,062
                                                ------------    ------------

GROSS PROFIT                                       2,987,107       2,962,285
                                                ------------    ------------

OPERATING EXPENSES
  Selling and marketing                            1,278,891       1,594,692
  General and administrative                       1,532,618       1,491,598
                                                ------------    ------------

TOTAL OPERATING EXPENSES                           2,811,509       3,086,290
                                                ------------    ------------

INCOME (LOSS) FROM OPERATIONS                        175,598        (124,005)

OTHER INCOME (EXPENSE)
  Interest expense                                   (22,461)        (12,265)
  Interest income                                      4,612          10,000
  Other income                                        20,400          21,558
                                                ------------    ------------

INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                                   178,149        (104,712)

Provision for income taxes                               998             800
                                                ------------    ------------

NET INCOME (LOSS)                               $    177,151    $   (105,512)
                                                ============    ============

Basic and diluted net income (loss) per share   $       0.01    $      (0.01)
                                                ============    ============

Weighted average number of common
  shares outstanding                              16,968,330      16,968,330
                                                ============    ============


        The accompanying notes are an integral part of these consolidated financial statements.

                                          FRAGRANCENET.COM, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                    For the Years Ended March 31, 2002 and 2001
-------------------------------------------------------------------------------


                                                                                 Additional
                                                   Common Stock                    paid-in         Accumulated
                                             Shares             Amount             Capital            Deficit               Total
                                            --------------------------------------------------------------------------------------
Balance - April 1, 2000                     16,968,330         $  169,683         $  368,020         $ (580,663)       $  (42,960)

  Net Loss                                          --                 --                 --           (105,512)         (105,512)
                                            ----------         ----------         ----------         ----------        ----------

Balance - March 31, 2001                    16,968,330            169,683            368,020           (686,175)         (148,472)

  Net Income                                        --                 --                 --            177,151           177,151
                                            ----------         ----------         ----------         ----------        ----------

Balance - March 31, 2002                    16,968,330         $  169,683         $  368,020         $ (509,024)       $   28,679
                                            ==========         ==========         ==========         ==========        ==========




        The accompanying notes are an integral part of these consolidated financial statements.

                                          FRAGRANCENET.COM, INC. AND SUBSIDIARY

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    For the Years Ended March 31, 2002 and 2001
-------------------------------------------------------------------------------


                                                                            2002               2001
                                                                          ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                                        $ 177,151          $(105,512)
                                                                          ---------          ---------
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                            64,438             21,513
  Changes in assets and liabilities:
    Accounts receivable                                                     (46,636)             5,569
    Inventory                                                                96,850           (120,104)
    Prepaid expenses and other assets                                       (47,209)           (12,632)
    Accounts payable and accrued expenses                                   (41,943)           251,039
    Deferred revenue                                                         27,762            (12,367)
                                                                          ---------          ---------


       TOTAL ADJUSTMENTS                                                     53,262            133,018
                                                                          ---------          ---------


       NET CASH PROVIDED BY OPERATING
        ACTIVITIES                                                          230,413             27,506
                                                                          ---------          ---------


CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property and equipment                                   (21,312)          (126,199)
                                                                          ---------          ---------


CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on capital lease obligation                             (4,097)              (303)
                                                                          ---------          ---------


       NET INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                                                    205,004            (98,996)


CASH AND CASH EQUIVALENTS - Beginning                                       184,437            283,433
                                                                          ---------          ---------


CASH AND CASH EQUIVALENTS - Ending                                        $ 389,441          $ 184,437
                                                                          =========          =========


        The accompanying notes are an integral part of these consolidated financial statements.

                                          FRAGRANCENET.COM, INC. AND SUBSIDIARY

                                    For the Years Ended March 31, 2002 and 2001
-------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                            2002      2001
                                                          --------  --------

       Cash paid during the year for income taxes         $   578    $   893
       Cash paid during the year for interest             $ 4,661    $ 3,760
       Acquisition of equipment under capital lease       $    --    $12,081


        The accompanying notes are an integral part of these consolidated financial statements.

FRAGRANCENET.COM, INC. AND SUBSIDIARY NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2002


NOTE 1 - Nature of Business

       FragranceNet.com Inc. (the "Company") is engaged in the retail sale of brand name fragrances and related products over the Internet. Accordingly, the Company considers itself to be operating in a single industry segment.


NOTE 2 - Summary of Significant Accounting Policies

       Basis of Presentation
       The accompanying consolidated financial statements present the historical financial results of TeleScents, Inc. and include the net assets acquired in National Capital Management Corporation's ("NCMC") acquisition of TeleScents on July 28, 1999, which was accounted for as a reverse acquisition (see Note 3). NCMC had no operations subsequent to July 28, 1999. In connection with the merger, NCMC changed its name to FragranceNet.com, Inc.

       Cash Equivalents
       The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents of $73,775 and $119,550 at March 31, 2002 and 2001 consisted of money market accounts and other highly liquid short-term investments.

       Accounts Receivable
       The Company generally purchases products only after they have been ordered and paid for by the customer. Payment is made by credit card or check and goods are not shipped to the customer until the check is cleared or authorization from the credit card company is obtained. Included in accounts receivable are payments due from credit card companies.

       Revenue Recognition
       The Company recognizes revenue from product sales, net of any discounts and coupons, when the products are shipped to customers. The Company provides an allowance for sales returns. Revenue from the sale of gift certificates is deferred until the gift certificates are redeemed. The Company generally does not charge its customers for shipping costs, which are included in selling and marketing expenses in the consolidated statements of operations. Outbound shipping costs for the shipment of product to customers amounted to $553,306 and $699,901 for the years ended March 31, 2002 and 2001, respectively. In the fourth quarter of fiscal 2000, the Company adopted the provisions of EITF No. 00-14, "Accounting for Sales Incentives", and reflects its sales incentives as a reduction of sales.

       Inventory
       Inventory consists of fragrance products and is stated at the lower of cost or market. Cost is determined by using the first-in, first-out method, and market represents the lower of replacement cost or estimated net realizable value.


        The accompanying notes are an integral part of these consolidated financial statements.

       Property and Equipment
       Property and equipment are stated at cost. Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of the related assets as follows:

              Computer and office equipment
                  5-7 years
              Computer software
                  3 years

       Intangible Asset
       The intangible asset consists of a purchased trade name that is amortized using the straight-line method over its expected useful life of fifteen years.

       Income Taxes
       The Company accounts for income taxes using the liability method. The liability method requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of assets and liabilities, using enacted tax rates. Additionally, net deferred tax assets are adjusted by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized.

       Earnings Per Share
       The Company displays earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share include the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Outstanding stock options have not been considered in the computation of diluted earnings per share since the effect of their inclusion would be antidilutive.

       Accounting for Stock Options
       The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its employee stock options. As such, compensation expense for fixed option awards is recorded only if the market price of the underlying common stock on the date of grant exceeded the exercise price. For disclosure purposes, pro forma net income (loss) and pro forma net income (loss) per common share information are provided in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", as if the fair value-based method had been applied.

        The accompanying notes are an integral part of these consolidated financial statements.

       Fair Value of Financial Instruments
       The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. The Company believes the fair value of its financial instruments at March 31, 2002 and 2001, principally cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates their recorded values due to the short-term nature of the instruments.

       Impairment of Long-lived Assets
       Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment charge to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

       Advertising Costs
       Advertising costs are expensed as incurred. Advertising costs were $491,585 and $502,126 for the years ended March 31, 2002 and 2001, respectively.

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

       Recent Accounting Standards
       During the period ended March 31, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement requires that an entity recognizes all derivatives as either assets or liabilities in the consolidated balance sheets and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. Implementation of SFAS No. 133 did not have any material impact on the financial statements of the Company.



        The accompanying notes are an integral part of these consolidated financial statements.

       In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 provides guidance on the accounting for a business combination at the date a business combination is completed. The statement requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS 142 provides guidance on how to account for goodwill and intangible assets after an acquisition is completed. The most substantive change is that goodwill will no longer be amortized, but instead will be tested for impairment periodically. This statement will apply to existing goodwill and intangible assets, beginning in fiscal 2003, and is not expected to have a material impact on the financial statements of the Company.

       In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses the accounting model for long-lived assets to be disposed of by sale and resulting implementation issues. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not occurred. It also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS 144 is not expected to have a material impact on the financial statements of the Company.

       Comprehensive Loss
       For each year presented comprehensive income (loss) equaled net income
       (loss).


NOTE 3 - Merger of TeleScents and FragranceNet.com, Inc.

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

        The accompanying notes are an integral part of these consolidated financial statements.

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

NOTE 4 - Property and Equipment

       Property and equipment consists of the following:

                                              2002              2001
                                            --------          --------
       Computer and office equipment        $164,798          $164,798
       Computer software                      45,988            24,676
                                           ---------         ---------
                                             210,786           189,474
       Less: accumulated depreciation        107,627            43,690
                                            --------         ---------

                                            $103,159          $145,784
                                            ========          ========

       Depreciation expense amounted to $63,938 and $21,013 the years ended March 31, 2002 and 2001, respectively.


NOTE 5 - Leases

       The Company entered into a capital lease during fiscal 2001 for the acquisition of certain office equipment. As of March 31, 2002, the future minimum lease payments under this lease are as follows:


        The accompanying notes are an integral part of these consolidated financial statements.

                               For the
                             Year Ending
                              March 31,                               Amount
            ----------------------------------------------------      ------
                                 2003                                 $4,476
                                 2004                                  3,731
                                                                      ------

            Total minimum lease payments                               8,207
            Less: amount representing interest at 7%                     526
                                                                     -------

            Present value of net minimum lease
             Payments                                                  7,681
            Less current portion                                       4,068
                                                                      ------

            Obligations under capital leases, excluding
            current portion                                           $3,613
                                                                      ======


NOTE 6 - Related Party Transactions

       Office Space
       The Company subleases a portion of its office space in Hauppauge, New York to a professional services firm, which is owned by an executive of the Company. Sublease rental income was $20,400 and $11,050 for the years ended March 31, 2002 and 2001, respectively, which is included in other income in the consolidated statements of operations.

       Bonus Deferrals
       Pursuant to employment agreements of certain of the Company's executives and a consultant, these individuals were entitled to bonuses in the aggregate of approximately $123,400 and $122,500 for the years ended March 31, 2001 and 2000, respectively. All recipients agreed to defer these bonuses until June 30, 2002. The accrued bonuses of $245,900, were included in accrued expenses at March 31, 2002 and 2001.

       For the years ended March 31, 2002 and 2001, the Company has incurred interest at 7% on the bonuses approximating $17,800 and $8,575, respectively, which has been included in interest expense in the consolidated statements of operations.


        The accompanying notes are an integral part of these consolidated financial statements.

NOTE 7 - Stock Options

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

       In fiscal 2000, the Company granted 20,000 immediately exercisable options to a director of the Company at an exercise price of $.40 per share which was equal to the fair value of the common stock on the date of grant. The options expire in July 2009. At March 31, 2002 and 2001, these were the only options outstanding, all of which were exercisable. Since these options were earned in fiscal 2000, pro forma financial information for fiscal 2002 or 2001 is not required.


NOTE 8 - Income Taxes

       The provision for income taxes in each of the two years ended March 31, 2002 consisted of state minimum taxes.

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 2002 and 2001 are as follows:

                                                             2002        2001
                                                           --------    --------
      Deferred tax assets and liabilities:
        Accounts receivable (allowance for returns)        $    400    $    600
        Accrued expenses                                     98,400      98,400
        Fixed assets                                             --      (8,100)
        Net operating loss carryforwards                    167,900     246,000
                                                           --------    --------
                                                            266,700     336,900
      Less: valuation allowance                             266,700     336,900
                                                           --------    --------

             Deferred tax assets                           $     --    $     --
                                                           ========    ========


        The accompanying notes are an integral part of these consolidated financial statements.

       During the year ended March 31, 2002, $177,000 of the net operating loss carryforwards were utilized to reduce the taxable income. At March 31, 2002, the Company has a Federal net operating loss (NOL) carryforward of approximately $420,000 expiring in fiscal 2018 to 2021. In addition, certain of NCMC's NOL's may be utilizable by the Company, subject to an annual limitation imposed by Section 382 of the Internal Revenue Code for changes in ownership. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or losses are carried forward. Management considers the scheduled reversal of deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. Although the Company generated taxable income in fiscal 2002, due to the consistent taxable losses generated in previous years, management continues to believe it is more likely than not that the Company will not realize the benefits of these deductible differences and NOLs, and, accordingly, has established a valuation allowance at March 31, 2002 and 2001.


NOTE 9 - Commitments and Contingencies

       The Company leased a building, commencing September 1, 2000, under a non-cancelable operating lease, which expires on May 31, 2005. The future lease payments under the operating lease are as follows:

                                     For the
                                   Year Ending
                                   March 31,                      Amount
                          ---------------------------------    -------------
                                     2003                      $  81,890
                                     2004                         85,165
                                     2005                         88,572
                                     2006                         14,857
                                                               ---------

                                     Total                     $ 270,484
                                                               =========

       Total rent expense for the years ended March 31, 2002 and 2001, was $78,462 and $57,825, respectively.



        The accompanying notes are an integral part of these consolidated financial statements.

NOTE 10 - Concentration with Suppliers

       During the year ended March 31, 2002, the Company purchased a substantial portion of its fragrances from three suppliers. Purchases from these suppliers amounted to 44%, 12% and 11% of total purchases. During the year ended March 31, 2001, 40% of purchases were from one vendor.


NOTE 11 - Quarterly Results of Operations (Unaudited)

       The following is a summary of the quarterly results for the years ended March 31, 2002 and 2001.


                                                      Quarter Ended

                                                 June 30,         September,     December         March 31,
                                                   2001           30, 2001       31, 2001          2002
                                                -----------      -----------     ----------      -----------
Net sales                                       $ 1,791,319      $ 1,390,583     $ 2,621,996     $ 1,698,288
Gross profit                                        659,812          633,467       1,061,383         632,445
Net income (loss)                                   (41,128)          76,249         225,339         (83,309)
Basic and diluted income (loss) per
share                                                 (0.00)            0.00            0.01           (0.00)



                                                      Quarter Ended

                                                 June 30,         September,     December         March 31,
                                                   2000           30, 2000       31, 2000          2001
                                                -----------      -----------     ----------      -----------
Net sales                                       $ 1,786,561      $ 1,505,508     $ 3,001,116     $ 1,630,162
Gross profit                                        614,712          654,561       1,162,930         530,082
Net income (loss)                                   (40,887)         121,791         240,412        (426,828)
Basic and diluted income (loss) per
share                                                 (0.00)            0.01            0.01           (0.03)


       The unaudited interim financial information reflects all adjustments, which in the opinion of management, are necessary to present a fair statement of the results of the interim periods presented, all adjustments are of normal recurring nature.


        The accompanying notes are an integral part of these consolidated financial statements.