Form 10QSB
period 2002-06-30
FRAGRANCENET COM INC
filed 2002-08-12
CIK 826495

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark one)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.
                  For the quarterly period ended June 30, 2002
                                       OR
      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes    X    No
    -------    -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS                                           OUTSTANDING AT August 5, 2002
-----                                           -----------------------------
Common Stock, par value                                  16,968,330
$  .01 per share

                                                          FRAGRANCENET.COM, INC.

                                                       FORM 10-QSB-June 30, 2002

                                                                           Index
--------------------------------------------------------------------------------


                                                                                                                PAGE
                                                                                                                ----
Part I.  Financial Information


Item 1. Financial Statements

  Condensed Consolidated Balance Sheets at
   June 30, 2002 (Unaudited) and March 31, 2002                                                            F-3 - F-4

  Unaudited Condensed Consolidated Statements of Operations for the Three
    Months Ended June 30, 2002 and June 30, 2001                                                                 F-5

  Unaudited Condensed Consolidated Statements of Cash Flows for the Three
   Months Ended June 30, 2002 and June 30, 2001                                                                  F-6

  Notes to Unaudited Condensed Consolidated Financial Statements                                                 F-7


Item 2.  Management's Discussion and Analysis
 of Results of Operations and Financial Condition                                                         F-8 - F-10


Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                             F-11


Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders                                                    F-11

Item 5.  Other Information                                                                                      F-11

Item 6.  Exhibits and Reports on Form 8-K                                                                       F-11

Signatures                                                                                                      F-12

Exhibit Index                                                                                                   F-13

                          ITEM 1. FINANCIAL STATEMENTS

                                                          FRAGRANCENET.COM, INC.

                                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                June 30, 2002 and March 31, 2002
--------------------------------------------------------------------------------


                                                                                    June 30,            March 31,
                                                                                      2002                2002
                                                                                   ------------------------------
                                                                                   (Unaudited)
CURRENT ASSETS
--------------
  Cash and cash equivalents                                                          $262,051           $389,441
  Accounts receivable, net of allowance for returns of $1,000                          35,026             63,116
  Inventory                                                                           131,899             78,150
  Prepaid expenses and other current assets                                            46,273             74,912
                                                                                     --------           --------


         Total Current Assets                                                         475,249            605,619


PROPERTY AND EQUIPMENT, Net                                                            88,453            103,159
----------------------


OTHER ASSETS                                                                           48,616             27,558
------------                                                                         --------           --------


         TOTAL ASSETS                                                                $612,318           $736,336
                                                                                     ========           ========

See accompanying notes to unaudited condensed consolidated financial statements.

                                                          FRAGRANCENET.COM, INC.

                                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                June 30, 2002 and March 31, 2002
--------------------------------------------------------------------------------


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                -------------------------------------------------

                                                                                       June 30,            March 31,
                                                                                         2002                2002
                                                                                      ------------------------------
                                                                                      (Unaudited)
CURRENT LIABILITIES
-------------------
  Accounts payable                                                                     $ 220,069          $ 228,952
  Accrued expenses                                                                       392,503            428,937
  Deferred revenue                                                                        34,794             35,782
  Obligation under capital lease, current portion                                          4,139              4,068
                                                                                       ---------          ---------

       Total Current Liabilities                                                         651,505            697,739

  Accrued expenses                                                                         6,305              6,305
  Obligation under capital lease, net of current portion                                   2,551              3,613
                                                                                       ---------          ---------

       Total Liabilities                                                                 660,361            707,657
                                                                                       ---------          ---------

STOCKHOLDERS' EQUITY (DEFICIENCY)
---------------------------------
  Convertible Series A preferred stock - $.01 par value;
   3,000,000 shares authorized, none issued                                                   --                 --
  Common stock, $.01 par value; 50,000,000 shares authorized,
   16,968,330 shares issued and outstanding                                              169,683            169,683
  Additional paid-in capital                                                             368,020            368,020
  Accumulated deficit                                                                   (585,746)          (509,024)
                                                                                       ---------          ---------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                         (48,043)            28,679
                                                                                       ---------          ---------

         TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIENCY)                                                         $ 612,318          $ 736,336
                                                                                       =========          =========

See accompanying notes to unaudited condensed consolidated financial statements.

                                                          FRAGRANCENET.COM, INC.

                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                               For the Three Months Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------


                                                                                           2002              2001
                                                                                        ----------        ----------
NET SALES                                                                               $1,970,869        $1,791,319
---------

COST OF SALES                                                                            1,363,614         1,131,507
-------------                                                                           ----------        ----------

         GROSS PROFIT                                                                      607,255           659,812
                                                                                        ----------        ----------

OPERATING EXPENSES
------------------
  Selling and marketing                                                                    314,528           300,235
  General and administrative                                                               370,936           401,534
                                                                                        ----------        ----------

         Total operating
          expenses                                                                         685,464           701,769
                                                                                        ----------        ----------

OPERATING LOSS                                                                             (78,209)          (41,957)
--------------

OTHER INCOME                                                                                 1,487               829
------------                                                                            ----------        ----------

         NET LOSS                                                                       $  (76,722)       $  (41,128)
                                                                                        ==========        ==========

Basic and diluted net loss per share                                                        $(0.00)           $(0.00)
                                                                                            ======            ======

Weighted average number of common
 shares outstanding                                                                     16,968,330        16,968,330
                                                                                        ==========        ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                                                          FRAGRANCENET.COM, INC.

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)

                               For the Three Months Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------


                                                                                          2002              2001
                                                                                      -----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
 Net loss                                                                              $  (76,722)       $ (41,128)
  Adjustment to reconcile net loss to net cash (used in)
   provided by operating activities:
    Depreciation and amortization                                                          14,831           16,825
  Changes in assets and liabilities:
    Accounts receivable                                                                    28,090           (5,199)
    Inventory                                                                             (53,749)          86,000
    Prepaid expenses and other assets                                                       7,456           (1,251)
    Accounts payable and accrued expenses                                                 (45,317)         (53,508)
    Deferred revenue                                                                         (988)           1,793
                                                                                       ----------        ---------

       NET CASH (USED IN) PROVIDED BY OPERATING
         ACTIVITIES                                                                      (126,399)           3,532
                                                                                       ----------        ---------

CASH FLOWS USED IN INVESTING ACTIVITIES
---------------------------------------
  Purchases of property and equipment                                                          --          (21,314)
                                                                                       ----------        ---------

CASH FLOWS USED IN FINANCING ACTIVITIES
---------------------------------------
  Principal payments of capital lease obligations                                            (991)          (1,228)
                                                                                       ----------        ---------

       NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (127,390)         (19,010)

CASH AND CASH EQUIVALENTS - Beginning                                                     389,441          184,437
-------------------------                                                              ----------        ---------

CASH AND CASH EQUIVALENTS - Ending                                                     $  262,051        $ 165,427
-------------------------                                                              ==========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
------------------------------------------------
  Cash paid during period for interest                                                       $633           $1,475

See accompanying notes to unaudited condensed consolidated financial statements.

                                                          FRAGRANCENET.COM, INC.

                               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - Basis of Presentation
         ---------------------

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB of Regulation SB. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. These interim financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the financial statements. The results of operations of these interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the Company's financial statements for the year ended March 31, 2002 and notes thereto included in the Company's annual report on Form 10-KSB.

    For the three months ended June 30, 2002, an aggregate of 62% of purchases were from two vendors. For the three months ended June 30, 2001, 45% of total purchases was from one vendor.

NOTE 2 - Significant Accounting Policies
         -------------------------------

    New Accounting Pronouncements
    -----------------------------
    On April 30, 2002, the Financial Accounting Standards Board issued SFAS
    No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 eliminates the requirement that gains and losses from the extinguishments of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions. Generally, SFAS 145 is effective for transactions occurring after May 15, 2002. The adoption of this standard is expected to have no impact to the Company.

    Reclassifications
    -----------------
    Certain reclassifications were made to the prior period financial statements in order to conform to the current period's presentation.

NOTE 3 - Bonus Deferrals
         ---------------

    Pursuant to employment agreements of certain of the Company's executives and a consultant, these individuals were entitled to bonuses in the aggregate of approximately $123,400 and $122,500 for the years ended March 31, 2001 and 2000, respectively. The accrued bonuses of $245,900 were included in accrued expenses at June 30, 2002 and March 31, 2002. For the three months ended June 30, 2002 and 2001, the Company has incurred interest at 7% on the bonuses. Approximately $35,000 of the bonuses was paid to the consultant, paying the consultant in full, in July 2002. The payment of the balance of these bonuses was deferred until October 15, 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with the financial statements and notes to the financial statements.

Results of Operations
---------------------

The following table sets forth for the periods indicated certain financial information derived from the Company's condensed consolidated statements of operations. There can be no assurance that sales trends will continue in the future.

Three Months Ended June 30,                    2002              2001
--------------------------------------------------------------------------
Net Sales                                   $1,970,869       $1,791,319
Cost of Sales                                1,363,614        1,131,507

Gross Profit                                   607,255          659,812

Total Operating Expenses                       685,464          701,769

Loss from Operations                           (78,209)         (41,957)

Other Income                                     1,487              829

Net Loss                                       (76,722)         (41,128)

Overview
--------

The Company sells brand name fragrances and related products over the Internet through a website located at www.fragrancenet.com. The Company purchases products from 10 different suppliers and does not purchase the products until they are ordered and paid for by the customer unless the Company identifies an opportunity to purchase inventory at a significant price reduction. Payment is made by credit card or by check and goods are not shipped to the customer until the check clears and/or authorization from the credit card company is obtained. The Company does not carry any significant level of inventory and has no accounts receivable other than amounts due from the credit card companies.

Revenues
--------

Revenues for the quarter ended June 30, 2002 increased from the comparable period in 2001. The increase was due to the Company's lowering of prices to achieve a greater conversion of visitors to purchasers. This lowering of prices resulted in an increase of sales of 10% in the current quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001.

Cost of Sales
-------------

Cost of sales as a percentage of sales was 63% in the quarter ended June 30, 2001 and 69% in the quarter ended June 30, 2002. The increase was primarily due to lower sale prices to the consumer while the cost of products remained constant.

Selling, General and Administrative Expenses
--------------------------------------------

These expenses encompass the entire operations of the business from personnel required to operate the office to website development and hosting of the website. These expenses decreased to $685,464 in the quarter ended June 30, 2002 compared to $701,769 in the June 30, 2001 quarter.

Loss from Operations
--------------------

As a result of the Company's decrease in prices to attract more customers the Company's loss from operations was $78,209 for the quarter ended June 30, 2002 as compared to $41,957 for the quarter ended June 30, 2001.

Income Taxes
------------

Due to the net loss, no income taxes were provided for either quarter.

Liquidity, Capital Resources and Changes in Financial Condition
---------------------------------------------------------------

The Company's cash was sufficient to enable it to meet its cash requirements during the quarter ended June 30, 2002. The main requirements for capital are to acquire merchandise for sale over the Internet through the Company website, for the maintenance of the website and for advertising and promotion to bring consumers to the website. The decrease in cash and cash equivalents of $127,390 during the three months ended June 30, 2002 was due to the Company's operating loss during the period and increase in inventory.

At June 30, 2002 the Company had a working capital deficit of $176,256 and cash and cash equivalents of $262,051 as compared to a working capital deficit of $108,467 and cash and cash equivalents of $165,427 at June 30, 2001. The Company had a net loss from operations of $78,209 for the quarter ended June 30, 2002.

Forward Looking Statements
--------------------------

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

     (a)   See Exhibit Index

     (b)   Reports on Form 8-K:  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         Dated: August 12, 2002               FRAGRANCENET.COM, INC.
                                              ----------------------------------
                                              (Registrant)


                                              By   /s/ JASON S. APFEL
                                              ----------------------------------
                                              Jason S. Apfel
                                              President and
                                              Chief Executive Officer


                                              By   /s/ DENNIS M. APFEL
                                              ----------------------------------
                                              Dennis M. Apfel
                                              Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit       Description
-------       -----------
  99.1        Certification of Chief Executive Officer
  99.2        Certification of Chief Financial Officer