Form 10QSB
period 2002-09-30
FRAGRANCENET COM INC
filed 2002-11-14
CIK 826495

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


  (Mark one)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 2002

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
Yes   X    No
     ---       ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS                                     OUTSTANDING AT NOVEMBER 6, 2002
-----                                     -------------------------------
Common Stock, par value                            16,968,330
$.01 per share

                                                          FRAGRANCENET.COM, INC.

                                                  FORM 10-QSB-September 30, 2002

                                                                           Index
--------------------------------------------------------------------------------


                                                                                                                PAGE


Part I.  Financial Information


Item 1. Financial Statements

  Condensed Consolidated Balance Sheets at
   September 30, 2002 (Unaudited) and March 31, 2002                                                       F-3 - F-4

  Unaudited Condensed Consolidated Statements of Operations for the Three
    and Six Months Ended September 30, 2002 and 2001                                                             F-5

  Unaudited Condensed Consolidated Statements of Cash Flows for the Six
   Months Ended September 30, 2002 and September 30, 2001                                                        F-6

  Notes to Unaudited Condensed Consolidated Financial Statements                                           F-7 - F-8


Item 2.  Management's Discussion and Analysis
 of Results of Operations and Financial Condition                                                         F-9 - F-11

Item 3.  Controls and Procedures                                                                                F-12


Part II.  Other Information

Item 1.  Legal Proceedings                                                                                      F-12

Item 2.  Changes in Securities and Use of Proceeds                                                              F-12

Item 3.  Defaults Upon Senior Securities                                                                        F-12

Item 4.  Submission of Matters to a Vote of Security Holders                                                    F-12

Item 5.  Other Information                                                                                      F-12

Item 6.  Exhibits and Reports on Form 8-K                                                                       F-13

Signatures                                                                                                      F-14

            Exhibit Index                                                                                       F-19

PART I.  FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

                                                          FRAGRANCENET.COM, INC.

                                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                           September 30, 2002 and March 31, 2002
--------------------------------------------------------------------------------

                                                                                               September 30,         March 31,
                                                                                                   2002                2002
                                                                                              ---------------     ---------------
                                                                                               (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                                                   $       203,755     $       389,441
  Accounts receivable, net of allowance for doubtful accounts
   of $1,000, in each period                                                                           54,527              63,116
  Inventory                                                                                           215,144              78,150
  Prepaid expenses and other current assets                                                            40,190              74,912
                                                                                              ---------------     ---------------

         Total Current Assets                                                                         513,616             605,619

PROPERTY AND EQUIPMENT, NET                                                                            73,747             103,159

OTHER ASSETS                                                                                           49,283              27,558
                                                                                              ---------------     ---------------

         TOTAL ASSETS                                                                         $       636,646     $       736,336
                                                                                              ===============     ===============




See accompanying notes to unaudited condensed consolidated financial statements.

                                                          FRAGRANCENET.COM, INC.

                                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                           September 30, 2002 and March 31, 2002
--------------------------------------------------------------------------------


                LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

                                                                                               September 30,          March 31,
                                                                                                   2002                 2002
                                                                                              ---------------     ---------------
                                                                                               (Unaudited)
CURRENT LIABILITIES
  Accounts payable                                                                            $       280,767     $       228,952
  Accrued expenses                                                                                    328,351             428,937
  Deferred revenue                                                                                     44,503              35,782
  Obligation under capital lease, current portion                                                       4,212               4,068
                                                                                              ---------------     ---------------

       Total Current Liabilities                                                                      657,833             697,739

  Accrued expenses                                                                                      9,448               6,305
  Obligation under capital lease, net of current portion                                                1,471               3,613
                                                                                              ---------------     ---------------

       Total Liabilities                                                                              668,752             707,657
                                                                                              ---------------     ---------------

STOCKHOLDERS' (DEFICIENCY) EQUITY
  Convertible Series A preferred stock - $.01 par value;
   3,000,000 shares authorized, none issued                                                              --                  --
  Common stock, $.01 par value; 50,000,000 shares authorized,
   16,968,330 shares issued and outstanding                                                           169,683             169,683
  Additional paid-in capital                                                                          368,020             368,020
  Accumulated deficit                                                                                (569,809)           (509,024)
                                                                                              ---------------     ---------------

         TOTAL STOCKHOLDERS' (DEFICIENCY) EQUITY                                                      (32,106)             28,679
                                                                                              ---------------     ---------------

         TOTAL LIABILITIES AND STOCKHOLDERS'
           (DEFICIENCY) EQUITY                                                                $       636,646     $       736,336
                                                                                              ===============     ===============


See accompanying notes to unaudited condensed consolidated financial statements.

                                                          FRAGRANCENET.COM, INC.

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)

                  For the Three and Six Months Ended September 30, 2002 and 2001
--------------------------------------------------------------------------------


                                                               Three months ended                      Six months ended
                                                                  September 30,                          September 30,
                                                           2002                2001                2002                2001
                                                      ---------------     ---------------     ---------------     ---------------

NET SALES                                             $     2,072,242     $     1,390,583     $     4,043,111     $     3,181,902

COST OF SALES                                               1,336,309             757,116           2,699,923           1,888,623
                                                      ---------------     ---------------     ---------------     ---------------

GROSS PROFIT                                                  735,933             633,467           1,343,188           1,293,279
                                                      ---------------     ---------------     ---------------     ---------------

OPERATING EXPENSES
            Selling and marketing                             321,380             201,429             635,908             501,664
            General and administrative                        398,719             355,226             769,655             756,760
                                                      ---------------     ---------------     ---------------     ---------------

TOTAL OPERATING
 EXPENSES                                                     720,099             556,655           1,405,563           1,258,424
                                                      ---------------     ---------------     ---------------     ---------------

OPERATING INCOME (LOSS)                                        15,834              76,812             (62,375)             34,855
                                                      ---------------     ---------------     ---------------     ---------------

OTHER INCOME (EXPENSE)                                            103                (563)              1,590                 266
                                                      ---------------     ---------------     ---------------     ---------------

    NET INCOME (LOSS)                                 $        15,937     $        76,249     $       (60,785)    $        35,121
                                                      ===============     ===============     ===============     ===============

  Basic and diluted net income (loss)
   per share                                          $          --       $          --       $          --       $          --
                                                      ===============     ===============     ===============     ===============

  Weighted average number of
   common shares outstanding                               16,968,330          16,968,330          16,968,330          16,968,330
                                                      ===============     ===============     ===============     ===============


See accompanying notes to unaudited condensed consolidated financial statements.

                                                          FRAGRANCENET.COM, INC.

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)

                            For the Six Months Ended September 30, 2002 and 2001
--------------------------------------------------------------------------------

                                                                                                   2002                2001
                                                                                              ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss) income                                                                            $       (60,785)    $        35,121
                                                                                              ---------------     ---------------

  Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Depreciation and amortization                                                                      29,662              32,550
  Changes in assets and liabilities:
    Accounts receivable                                                                                 8,589             (62,780)
    Inventory                                                                                        (136,994)             60,050
    Prepaid expenses and other current assets                                                          12,747              (3,778)
    Accounts payable and accrued expenses                                                             (45,628)           (127,776)
    Deferred revenue                                                                                    8,721              33,198
                                                                                              ---------------     ---------------

           TOTAL ADJUSTMENTS                                                                         (122,903)            (68,536)
                                                                                              ---------------     ---------------

NET CASH USED IN OPERATING ACTIVITIES                                                                (183,688)            (33,415)
                                                                                              ---------------     ---------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Expenditures for property and equipment                                                                --               (21,314)
                                                                                              ---------------     ---------------

CASH FLOWS USED IN FINANCING ACTIVITIES
  Principal payments of capital lease obligations                                                      (1,998)             (2,168)
                                                                                              ---------------     ---------------

           NET DECREASE IN CASH AND CASH
            EQUIVALENTS                                                                              (185,686)            (56,897)

CASH AND CASH EQUIVALENTS - Beginning                                                                 389,441             184,437
                                                                                              ---------------     ---------------

CASH AND CASH EQUIVALENTS - Ending                                                            $       203,755     $       127,540
                                                                                              ===============     ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the periods for:

    Interest                                                                                  $         5,572     $         3,298


See accompanying notes to unaudited condensed consolidated financial statements.

                                                          FRAGRANCENET.COM, INC.

                               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - Basis of Presentation

       The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB of Regulation SB. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. These interim financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the financial statements. The results of operations of these interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the Company's financial statements for the year ended March 31, 2002 and notes thereto included in the Company's annual report on Form 10-KSB.

       For the six months ended September 30, 2002 and 2001, an aggregate of 59% and 53% of purchases were from two vendors, respectively.

       For the three months ended September 30, 2002, 53% of total purchases were from two vendors. For the three months ended September 30, 2001, 76% of total purchases were from four vendors.


NOTE 2 - Significant Accounting Policies

       New Accounting Pronouncements
       On April 30, 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 eliminates the requirement that gains and losses from the extinguishments of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions. Generally, SFAS No. 145 is effective for transactions occurring after May 15, 2002. The adoption of this standard is expected to have no impact to the Company.

       Effective July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Cost Associated with Exit or Disposal Activities". The main provisions of this statement address the recognition of liabilities associated with an exit or disposal activity. Implementation of this statement is not expected to have a material impact on the Company.

       Reclassifications
       Certain reclassifications were made to the prior period financial statements in order to conform to the current period's presentation.

                                                          FRAGRANCENET.COM, INC.

                               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3 - Bonus Deferrals

       Pursuant to employment agreements of certain of the Company's executives and a consultant, these individuals were entitled to bonuses in the aggregate of approximately $123,400 and $122,500 for the years ended March 31, 2001 and 2000, respectively. Approximately $35,000 of these bonuses were paid in July 2002. Accrued bonuses of $210,900 and $245,900 were included in accrued expenses at September 30, 2002 and March 31, 2002, respectively. For the six months ended September 30, 2002 and 2001, the Company has recorded accrued interest payable at 7% per annum on the bonuses. Payment of the balance of these bonuses is deferred until January 31, 2003.

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

Three Months Ended September 30                                                                    2002                2001
                                                                                              ---------------     ---------------
Net Sales                                                                                     $     2,072,242     $     1,390,583

Cost of Sales                                                                                       1,336,309             757,116

Gross Profit                                                                                          735,933             633,467

            Total Operating Expenses                                                                  720,099             556,655

Income from Operations                                                                                 15,834              76,812

Other Income (Expense)                                                                                    103                (563)

            Net Income                                                                                 15,937              76,249

Six Months Ended September 30                                                                      2002                2001
                                                                                              ---------------     ---------------
Net Sales                                                                                     $     4,043,111     $     3,181,902

Cost of Sales                                                                                       2,699,923           1,888,623

Gross Profit                                                                                        1,343,188           1,293,279

            Total Operating Expenses                                                                1,405,563           1,258,424

(Loss) Income from Operations                                                                         (62,375)             34,855

Other Income                                                                                            1,590                 266

            Net (Loss) Income                                                                         (60,785)             35,121

Overview

The Company sells brand name fragrances and related products over the Internet through a website located at www.fragrancenet.com. The Company purchases products from 10 different suppliers and does not purchase the products until they are ordered and paid for by the customer unless the Company identifies an opportunity to purchase inventory at a significant price reduction. Payment is made by credit card or by check. The Company does not carry any significant level of inventory and has no significant accounts receivable.

Net Sales

Net sales for the three months ended September 30, 2002 increased to $2,072,242 or 49% compared to the comparable period in 2001 which was $1,390,583. Net sales for the six months ended September 30, 2002 increased to $4,043,111 or 27% more than the comparable period in 2001 which was $3,181,902. The increases were due to a reduction of sales prices creating a better conversion of website visitors to purchasers.

Cost of Sales

Cost of sales as a percentage of sales was 64% in the three months ended September 30, 2002 and 54% in the comparable quarter in 2001. Cost of Sales as a percentage of sales was 67% for the six months ended September 30, 2002 and 59% for the comparable period in 2001. The increase was primarily due to lowering of selling prices.

Selling, General and Administrative Expenses

These expenses encompass the entire operations of the business from personnel required to operate the office to website development and hosting of the website. The expenses increased to $720,099 for the three months ended September 30, 2002 compared to $556,655 in the September 30, 2001 quarter. The expenses increased to $1,405,563 for the six months ended September 30, 2002 compared to $1,258,424 for the comparable period in 2001. As a percentage of sales, for the 3 months ended September 30, 2002, the expenses decreased to 35% as compared to 40% for September 30, 2001. For the six months ended September 30, 2002 expenses as a percentage of sales decreased to 35% as compared to 40% for September 30, 2001. Selling expenses increased due to increased shipping costs in direct correlation with higher sales volume. General and administrative expenses increased primarily due to an increase in personnel and were partially offset by a slight decrease in website maintenance costs.

Operating Profit

The Company posted an operating profit of $15,834 for the three months ended September 30, 2002 compared to a profit from operations of $76,812 for the comparable period in 2001. The Company incurred a loss from operations for the six month period ended September 30, 2002 of $62,375 compared to a profit of $34,855 for the comparable period in 2001.

Income Taxes

Due to the utilization of net operating loss carryforward, no income taxes were provided for the three and six months ended September 30, 2002 and 2001.

Liquidity, Capital Resources and Changes in Financial Condition

At September 30, 2002 the Company had a working capital deficit of $144,217 and cash and cash equivalents of $203,755 as compared to a working capital deficit of $92,120 and cash and cash equivalents of $389,441 at March 31, 2002. The Company's cash and cash equivalents were sufficient to enable it to meet its cash requirements during the period ended September 30, 2002. The main requirements for capital are to acquire merchandise for sale over the Internet through the Company website, for the maintenance of the website and for advertising and promotion to bring consumers to the website. There was a decrease in cash and cash equivalents of $185,686 during the six months ended September 30, 2002. The decrease in cash and cash equivalents was due to the Company's operating loss during the period and increased inventory levels.

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

ITEM 3.  CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. Based on their evaluation, as of the date within 90 days prior to the date of the filing of this Form 10-QSB, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the principal executive officer and the principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and form.

         (b) Changes in internal controls. Subsequent to the date of their evaluation, there have not been any significant changes in the company's internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.



PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None to report.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None to report.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None to report.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None to report.


ITEM 5.  OTHER INFORMATION

         None to report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      See Exhibit Index

         (b)      Reports on Form 8-K:  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         Dated: November 13, 2002             FRAGRANCENET.COM, INC.
                                              ----------------------------------
                                              (Registrant)


                                              By   /s/ JASON S. APFEL
                                              ----------------------------------
                                              Jason S. Apfel
                                              President and
                                              Chief Executive Officer


                                              By   /s/ DENNIS M. APFEL
                                              ----------------------------------
                                              Dennis M. Apfel
                                              Chief Financial Officer

        CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, Jason S. Apfel, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of FragranceNet.com, Inc.;

2. based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. the registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. the registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. the registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002
                                       /s/  Jason S. Apfel
                                       -------------------------------------
                                       Jason S. Apfel
                                       President and Chief Executive Officer

        CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
         EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, Dennis M. Apfel, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of FragranceNet.com, Inc.;

2. based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. the registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. the registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. the registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002
                                       /s/  Dennis M. Apfel
                                       -------------------------------------
                                       Dennis M. Apfel
                                       Chief Financial Officer

                                  EXHIBIT INDEX

   Exhibit       Description
   -------       -----------
     99.1        Certification of Chief Executive Officer
     99.2        Certification of Chief Financial Officer