Form 10QSB
period 2002-12-31
FRAGRANCENET COM INC
filed 2003-02-14
CIK 826495

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                           OUTSTANDING AT FEBRUARY 10, 2003
-----------------------                         --------------------------------
Common Stock, par value                                    17,301,330
$  .01 per share

                                                          FRAGRANCENET.COM, INC.

                                                   FORM 10-QSB-December 31, 2002

                                                                           Index
--------------------------------------------------------------------------------

                                                                                   PAGE
                                                                                   ----
Part I. Financial Information

Item 1. Financial Statements

   Condensed Consolidated Balance Sheets at
      December 31, 2002 (Unaudited) and March 31, 2002                            F-3 - F-4

   Unaudited Condensed Consolidated Statements of Income for the Three
      and Nine Months Ended December 31, 2002 and 2001                                  F-5

   Unaudited Condensed Consolidated Statements of Cash Flows for the Nine
      Months Ended December 31, 2002 and December 31, 2001                              F-6

   Notes to Unaudited Condensed Consolidated Financial Statements                   F-7-F-9

Item 2. Management's Discussion and Analysis
   of Results of Operations and Financial Condition                             F-10 - F-12

Item 3.  Controls and Procedures                                                       F-13

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders                           F-13

Item 6.   Exhibits and Reports on Form 8-K                                             F-14

Signatures                                                                             F-15

Exhibit Index                                                                          F-18

                          ITEM 1. FINANCIAL STATEMENTS

                                                          FRAGRANCENET.COM, INC.

                                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                            December 31, 2002 and March 31, 2002
--------------------------------------------------------------------------------

                                                                 December 31,   March 31,
                                                                     2002         2002
                                                                 ------------   ---------
                                                                  (Unaudited)
CURRENT ASSETS
--------------
   Cash and cash equivalents                                      $  793,636     $389,441
   Accounts receivable, net of allowance for doubtful accounts
      of $1,000 in December 31, 2002 and March 31, 2002              108,353       63,116
   Inventory                                                         377,000       78,150
   Prepaid expenses and other current assets                          35,934       74,912
                                                                  ----------     --------

         Total Current Assets                                      1,314,923      605,619

Property and Equipment, Net                                           59,041      103,159
----------------------

Other Assets                                                          49,658       27,558
------------                                                      ----------     --------

         TOTAL ASSETS                                             $1,423,622     $736,336
                                                                  ==========     ========

See accompanying notes to unaudited condensed consolidated financial statements.

                                                          FRAGRANCENET.COM, INC.

                                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                            December 31, 2002 and March 31, 2002
--------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                December 31,   March 31,
                                                                   2002          2002
                                                                ------------   ---------
                                                                (Unaudited)

CURRENT LIABILITIES
  Accounts payable                                               $  498,532    $ 228,952
  Accrued expenses                                                  608,676      428,937
  Deferred revenue                                                   45,662       35,782
  Obligation under capital lease, current portion                     4,286        4,068
                                                                 ----------    ---------

        Total Current Liabilities                                 1,157,156      697,739

  Accrued expenses                                                    7,692        6,305
  Obligation under capital lease, net of current portion                371        3,613
                                                                 ----------    ---------

        Total Liabilities                                         1,165,219      707,657
                                                                 ----------    ---------

STOCKHOLDERS' EQUITY
  Convertible Series A preferred stock - $.01 par value;
     3,000,000 shares authorized, none issued                            --           --
  Common stock, $.01 par value; 50,000,000 shares authorized,
     16,968,330 shares issued and outstanding                       169,683      169,683
  Additional paid-in capital                                        368,020      368,020
  Accumulated deficit                                              (279,300)    (509,024)
                                                                 ----------    ---------

        TOTAL STOCKHOLDERS' EQUITY                                  258,403       28,679
                                                                 ----------    ---------

        TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                                 $1,423,622    $ 736,336
                                                                 ==========    =========

See accompanying notes to unaudited condensed consolidated financial statements.

                                                          FRAGRANCENET.COM, INC.

                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                  For the Three and Nine Months Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

                                             Three Months Ended           Nine Months Ended
                                                December 31,                December 31,
                                         --------------------------   -------------------------
                                            2002           2001           2002          2001
                                         -----------    -----------   -----------   -----------
NET SALES                                $ 4,132,261    $ 2,621,996   $ 8,175,372   $ 5,803,898

COST OF SALES                              2,648,669      1,560,613     5,348,592     3,449,236
                                         -----------    -----------   -----------   -----------

        GROSS PROFIT                       1,483,592      1,061,383     2,826,780     2,354,662
                                         -----------    -----------   -----------   -----------

OPERATING EXPENSES

  Selling and marketing                      615,552        436,334     1,251,460       937,998
  General and administrative expenses        577,384        401,231     1,347,039     1,157,991
                                         -----------    -----------   -----------   -----------

        TOTAL OPERATING EXPENSES           1,192,936        837,565     2,598,499     2,095,989
                                         -----------    -----------   -----------   -----------

OPERATING INCOME                             290,656        223,818       228,281       258,673

OTHER (EXPENSE) INCOME                          (147)         1,521         1,443         1,787
                                         -----------    -----------   -----------   -----------

        NET INCOME                       $   290,509    $   225,339   $   229,724   $   260,460
                                         ===========    ===========   ===========   ===========

Basic and diluted net income per share   $      0.02    $      0.01   $      0.01   $      0.02
                                         ===========    ===========   ===========   ===========

Weighted average number of
   common shares outstanding              16,968,330     16,968,330    16,968,330    16,968,330
                                         ===========    ===========   ===========   ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                                                          FRAGRANCENET.COM, INC.

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                            For the Nine Months Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

                                                             2002        2001
                                                          ---------    --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                $ 229,724    $260,460
                                                          ---------    --------
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                          44,493      48,508
   Changes in assets and liabilities:
      Accounts receivable                                   (45,237)    (80,327)
      Inventory                                            (298,850)     65,000
      Prepaid expenses and other current assets              16,503       3,251
      Accounts payable and accrued expenses                 450,706     239,711
      Deferred revenue                                        9,880      33,447
                                                          ---------    --------

         TOTAL ADJUSTMENTS                                  177,495     309,590
                                                          ---------    --------

         NET CASH PROVIDED BY
            OPERATING ACTIVITIES                            407,219     570,050
                                                          ---------    --------

CASH FLOWS USED IN INVESTING ACTIVITIES

   Expenditures for property and equipment                       --     (21,314)
                                                          ---------    --------

CASH FLOWS USED IN FINANCING ACTIVITIES

   Principal payments of capital lease obligations           (3,024)     (3,124)
                                                          ---------    --------

        NET INCREASE IN CASH AND
          CASH EQUIVALENTS                                  404,195     545,612

CASH AND CASH EQUIVALENTS - Beginning                       389,441     184,437
                                                          ---------    --------
CASH AND CASH EQUIVALENTS - Ending                        $ 793,636    $730,049
                                                          =========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the periods for:

     Interest                                             $   5,799    $  4,179

See accompanying notes to unaudited condensed consolidated financial statements.

                                                          FRAGRANCENET.COM, INC.

                                       NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                                                            FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

     For the nine months ended December 31, 2002 and 2001, an aggregate of 50% and 55% of purchases were from two vendors, respectively.

     For the three months ended December 31, 2002, 42% of total purchases were from two vendors. For the three months ended December 31, 2001, 53% of total purchases were from three vendors.

NOTE 2 - Significant Accounting Policies

     New Accounting Pronouncements
     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 eliminates the requirement that gains and losses from the extinguishments of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect and eliminates an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Generally, SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Implementation of this standard is expected to have no impact on the Company.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Cost Associated with Exit or Disposal Activities". The main provisions of this statement address the recognition of liabilities associated with an exit or disposal activity. Implementation of this statement is not expected to have a material impact on the Company.

                                                          FRAGRANCENET.COM, INC.

                                       NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                                                            FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - Significant Accounting Policies, continued

     New Accounting Pronouncements, continued
     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board ("APB") No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123, or the intrinsic value method of APB No. 25. The Company will continue to account for stock-based compensation according to APB Opinion No. 25, while its adoption of SFAS No. 148 requires the Company to provide prominent disclosures about the effects of SFAS No. 123 on reported income and will require the Company to disclose these effects in the interim financial statements as well.

     Reclassifications
     Certain reclassifications were made to the prior period financial statements in order to conform to the current period's presentation.

NOTE 3 - Bonus Deferrals

     Pursuant to employment agreements of certain of the Company's executives and a consultant, these individuals were entitled to bonuses in the aggregate of approximately $123,400 and $122,500 for the years ended March 31, 2001 and 2000, respectively. Approximately $35,000 of these bonuses were paid in July 2002. Accrued bonuses of $210,900 and $245,900 were included in accrued expenses at December 31, 2002 and March 31, 2002, respectively. For the nine months ended December 31, 2002 and 2001, the Company has recorded accrued interest payable at 7% per annum on the bonuses. Payment of the balance of these bonuses is deferred until June 30, 2003.

                                                          FRAGRANCENET.COM, INC.

                                       NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                                                            FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - Stockholders' Equity

     On November 25, 2002, the Board of Directors authorized a one for ten reverse stock split. The reverse stock split has not been effected as of the date of filing.

NOTE 5 - Subsequent Event

     In January 2003, the Company granted 333,000 restricted shares of common stock to its Vice President. At December 31, 2002, the Company had accrued compensation of $33,300 relating to this stock grant.

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

Three Months Ended December 31                              2002         2001
--------------------------------------------------------------------------------
Net Sales                                                $4,132,261   $2,621,996

Cost of Sales                                             2,648,669    1,560,613

Gross Profit                                              1,483,592    1,061,383

Total Operating Expenses                                  1,192,936      837,565

Income from Operations                                      290,656      223,818

Other (Expense) Income                                         (147)       1,521

Net Income                                                  290,509      225,339

Nine Months Ended December 31                                2002        2001
--------------------------------------------------------------------------------
Net Sales                                                $8,175,372   $5,803,898

Cost of Sales                                             5,348,592    3,449,236

Gross Profit                                              2,826,780    2,354,662

Total Operating Expenses                                  2,598,499    2,095,989

Income from Operations                                      228,281      258,673

Other Income                                                  1,443        1,787

Net Income                                                  229,724      260,460

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

Net Sales

Net sales for the three months ended December 31, 2002 increased to $4,132,261 or 58% compared to the comparable period in 2001, which was $2,621,996. Net sales for the nine months ended December 31, 2002 increased to $8,175,372 or 41% more than the comparable period in 2001, which was $5,803,898. The increases were due to a reduction of sales prices creating a better conversion of website visitors to purchasers.

Cost of Sales

Cost of sales as a percentage of sales was 64% in the three months ended December 31, 2002 and 60% in the comparable quarter in 2001. Cost of Sales as a percentage of sales was 65% for the nine months ended December 31, 2002 and 59% for the comparable period in 2001. The increase was primarily due to lowering of selling prices.

Selling, General and Administrative Expenses

These expenses encompass the entire operations of the business from personnel required to operate the office to website development and hosting of the website. The expenses increased to $1,192,936 for the three months ended December 31, 2002 compared to $837,565 in the December 31, 2001 quarter. The expenses increased to $2,598,499 for the nine months ended December 31, 2002 compared to $2,095,989 for the comparable period in 2001. As a percentage of sales, for the 3 months ended December 31, 2002, the expenses decreased to 29% as compared to 32% for December 31, 2001. For the nine months ended December 31, 2002 expenses as a percentage of sales decreased to 32% as compared to 36% for December 31, 2001. Selling expenses increased due to increased shipping costs in direct correlation with higher sales volume. General and administrative expenses increased primarily due to an increase in personnel and were partially offset by a slight decrease in website maintenance costs.

Operating Profit

The Company posted an operating profit of $290,656 for the three months ended December 31, 2002 compared to a profit from operations of $223,818 for the comparable period in 2001. The Company posted a profit from operations for the nine month period ended December 31, 2002 of $228,281 compared to a profit of $258,673 for the comparable period in 2001.

Income Taxes

Due to the utilization of net operating loss carryforward, no income taxes were provided for the three and nine months ended December 31, 2002 and 2001.

Liquidity, Capital Resources and Changes in Financial Condition

At December 31, 2002 the Company had a working capital surplus of $157,767 and cash and cash equivalents of $793,636 as compared to a working capital deficit of $92,120 and cash and cash equivalents of $389,441 at March 31, 2002. The Company's cash and cash equivalents were sufficient to enable it to meet its cash requirements during the period ended December 31, 2002. The main requirements for capital are to acquire merchandise for sale over the Internet through the Company website, for the maintenance of the website and for advertising and promotion to bring consumers to the website. There was an increase in cash and cash equivalents of $404,195 during the nine months ended December 31, 2002. The increase in cash and cash equivalents was due to the Company's operating profit during the period.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Stockholders of the Company (the "Meeting") was held on November 25, 2002 at the Company's offices at 909 Motor Parkway, Hauppague, New York.

     (b)  Not applicable because:

          (i) Proxies for the Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934,

          (ii) There was no solicitation in opposition to management's nominees as listed in the Company's Proxy Statement dated October 25, 2002,

          (iii) Such nominees were elected.

     (c)  Matters voted upon at the Meeting were as follows:

                                                  Votes        Votes     Withheld/
                                                   For        Against     Abstain
                                                ----------   ---------   ---------
          (i)  Election of three directors of
               the Company to serve until the
               next Annual Meeting

               Jason S. Apfel                   11,706,564           0   4,659,570

               Dennis M. Apfel                  11,706,860           0   4,659,274

               Eric J. Apfel                    11,451,459           0   4,914,675

          (ii) To consider and take action      11,611,246   4,746,635       8,253
               upon a proposal to approve an
               amendment of the Certificate
               of Incorporation of the
               Company to effect a
               one-for-ten reverse split of
               shares of Common Stock, par
               value $0.01 per share, of the
               Company.

          (iii) Ratification of the Board of    16,349,025      10,688       6,421
               Directors' selection of Marcum
               and Kleigman, LLP to serve as
               the Company's independent
               auditors for the fiscal year
               ending March 31, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  See Exhibit Index

     (b)  Reports on Form 8-K: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 13, 2003                 FRAGRANCENET.COM, INC.
                                         ---------------------------------------
                                         (Registrant)


                                         By /s/DENNIS M. APFEL
                                         ---------------------------------------
                                         Dennis M. Apfel
                                         Chairman, Chief Executive Officer and
                                         Chief Financial Officer

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

Dated:  February 13, 2003
                                         /s/  Dennis M. Apfel
                                         ---------------------------------------
                                         Dennis M. Apfel
                                         Chairman, Chief Executive Officer and
                                         Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit   Description
-------   -----------
 99.1     Certification of Chief Executive Officer and Chief Financial Officer