Form 10KSB
period 2003-03-31
FRAGRANCENET COM INC
filed 2003-06-30
CIK 826495

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 or 15 (d)

                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                             Commission file number
     March 31, 2003                                          0-16819

                             FRAGRANCENET.COM, INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)

                Delaware                                     94-3054267
        ----------------------                         ----------------------
       (State of incorporation)                       (IRS Employer ID Number)

 909 Motor Parkway, Hauppauge, New York                        11788
----------------------------------------                     ---------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (631) 582-5204

Securities registered pursuant to Section 12 (b) of the Exchange Act: None

Securities registered pursuant to Section 12 (g) of the Exchange Act:

                                                Number of Shares Outstanding
       Title of Class                                as of March 31, 2003
------------------------------                      --------------------
Common Stock, $.01 par value                              17,468,330

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
YES [X]   NO  [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

Issuer's revenues for its most recent fiscal year:  $10,499,441

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price for such common equity on June 25, 2003 is approximately $2,340,094.

The number of shares outstanding of the Issuer's common stock, as of June 25, 2003:

                                17,468,330 shares

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

                                     PART I

Item 1. Business

         FragranceNet.com, Inc. ("FragranceNet" or the "Company") operates the world's largest Internet discount fragrance store offering more than 3,500 brand-name fragrances at the lowest prices. By combining an extensive selection with free U.S. shipping and handling on orders over $60, FragranceNet customers are treated to a unique and easy shopping experience. FragranceNet recently formed a new entity, which is wholly-owned, under the name of FragranceNet Wholesales, Inc. to pursue the wholesale sale of fragrances and related products. The wholesale business is in its infancy and generated sales during the fiscal year ended March 31, 2003 of approximately $570,000. FragranceNet performs fulfillment services for companies who pay a fee for the Company to fulfill orders from other websites. These fees represent incremental income to the Company performed within our current warehouse space, with our current employees.

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

         As of March 31, 2003, 17,468,330 shares of Common Stock were issued and outstanding.

                  The Online Store

         The Company operates an online store that specializes in the sale of brand-name fragrances, bath and body products, gels, candles, powders and soaps directly to the consumer. The Company sells women's and men's products and does not sell any imitations or knock-offs. FragranceNet now offers its customers over 3,500 products at discounts of up to 60%. In addition, FragranceNet offers free shipping within the United States on all orders over $60. The products sold by the Company include major brands and hard-to-find and discontinued items. Visitors to the FragranceNet site find a user-friendly vehicle for purchase of products. The online store has search capability by price, name and type of scent. There is a reminder club that users may register with to be reminded by e-mail 2 weeks before any birthday or anniversary.

         Within seconds following every order placed with FragranceNet, the Company sends an e-mail confirmation detailing all aspects of the customer's order. The Company has available live customer service representatives to answer questions a consumer may have either about their order or about a particular fragrance.

         The Company has integrated over 25 suppliers into its business that allows for availability of over 3,500 items on a daily basis and, due to the many sources of merchandise, contributes to the high gross profit percentage FragranceNet enjoys. The inventory is real time and can be adjusted many times each day if necessary. Approximately 45% of sales is made with inventory purchased in advance of sales and 55% of sales is made with inventory purchased by the Company when a consumer buys it and has paid for it. Customer payment is made by check or credit card and the goods are not shipped to the customer until the check clears or authorization from the credit card company is obtained. A small number of wholesale customers are on credit. Therefore, accounts receivable balances represent payments due from credit card companies and new wholesale customers. The Company has provided an allowance for product returns, which have been minimal.

         FragranceNet's online store provides its retail customers with superior features, pricing and convenience. The online store offers consumers over 3,500 fragrances and related products. They are displayed in a framed format which allows for easy and simple navigation with one button click. There are special sections of the store offering gift sets and specials, women's fragrances, men's fragrances, scented candles and customer service. The online store features the ability to search for any fragrance by name, price and/or type of scent such as fruity, oriental and/or spicy. The online store features a simple click of a button to add items to the customer's shopping cart and to check out on a secure server. The site also permits the addition and subtraction of items with a simple click of a button. When the customer is finished shopping, clicking on the checkout button allows for easy checkout with the customer having three options of payment. The customer can pay by credit card over a secure server; they can fill out all information and send a check, or they can call or fax their credit card information to customer service.

                  Market Opportunity

           The worldwide fragrance market is estimated to be in excess of $20 billion of which approximately $6 billion are U.S. sales. Approximately five percent of FragranceNet's sales for fiscal 2003 were to international customers. However, there is no assurance the Company can maintain its market share. FragranceNet is recognized as the leader in the sale of fragrances over the Internet. Forrester Research estimates that e-tailing will increase from $20 billion in the U.S. to over $184 billion by the year 2004, reaching 7% of total retail sales.

                  Strategy

FragranceNet's strategy is based upon the belief that if you provide brand-name fragrances at discount prices and add to that free U.S. shipping on orders over $60, and live customer service representatives who are knowledgeable in the fragrance industry, the Company should be able to continue to attract new customers and grow. FragranceNet believes there is strong demand for its products, delivery system and discounts. The Company also believes that it has the ability to combine its expertise in marketing, unique supplier arrangements and overall strategy to become the most dominant player in its marketplace. The same strategy is employed in the wholesale business.

                  Partnerships

         FragranceNet is featured in major search engines such as Yahoo!, Google, Hotbot, GoTo and AOL Netfind. In addition, the Company has established increased exposure through today's top online communities and malls including placements within Visa Shopping Offers, Excite Shopping Guide, Prodigy Shopping, First USA Online Deals, Coolsavings, Ebates and MyPoints.

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

                  Usage. The number of customers who visit the site has grown consistently, increasing from 2,000 per month during 1997 to over 850,000 per month during the month of December 2002.

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

                  Fulfillment and Inventory Management

         FragranceNet offers over 3,500 fragrances and fragrance-related products, which it believes is a wider selection of products than offered by most traditional fragrance sellers. FragranceNet may obtain inventory directly from any number of suppliers depending on which offers the most favorable selection, pricing, quality and quantity terms. FragranceNet performs fulfillment for third parties as an additional source of revenue.

                  Technology

         FragranceNet uses an advanced software platform that allows it to grow rapidly while providing reliable, secure and cost-effective e-commerce solutions. Using a MY-SQL database, FragranceNet displays extensive data on its over 3,500 brand-name fragrances. An application server dramatically improves a Website's interactive characteristics by monitoring transactions, creating and managing content published on the site and storing data, among other things. This technology offers Web shoppers a host of leading-edge features including real time inventory updates, the reminder club system, an online shipping calculator for orders originating outside the U.S., extensive product searching options and electronic gift certificates and coupons. With

MY-SQL, FragranceNet has been able to enhance the store and expand its customer services enormously. The MY-SQL platform provides FragranceNet with a level of stability, flexibility and scalability which provides major assistance in driving its current growth. With a MY-SQL database FragranceNet displays a wealth of data for its 3,500 fragrances.

         Using its system, FragranceNet has taken steps to prevent the failure of its mission-critical business applications. While no system is foolproof the Company has taken reasonable steps to provide a secure site. Routers, switches, firewalls and servers associated with its Website are all deployed with backup or stand-by components. The security architecture is specially designed and built to deliver Web-enabled enterprise applications and ensures that customer information is protected and that transactions are conducted securely over the Internet. The security architecture is a layered approach that addresses security at every layer and ensures that the primary aspects of security - confidentiality, integrity and availability -- are addressed and that customer information is secure.

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

         Using FragranceNet's software package, orders are tracked and each customer receives a unique identifying number. All aspects of the business are conducted through computer programs that are backed up at least three times daily. Scanning technology is used for inventory control and order shipping information which makes these processes more accurate and efficient. The system automatically prints all purchase orders, packing lists and shipping labels. The software packages used by FragranceNet are capable of running businesses much larger with significant scalability.

         Credit cards are authorized and processed securely using Web Authorize software. The authorizations are done in batches and upon each successful authorization, the product is ordered from the suppliers or taken from inventory and shipped to consumers.

                  Employees

         As of March 31, 2003, FragranceNet employed 28 individuals and considers its relationship with its employees to be excellent. None of FragranceNet's employees are represented by unions. FragranceNet believes that success is dependent on its ability to attract and retain qualified personnel in numerous areas, including software development.

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

         RECRUITMENT  AND  RETENTION OF PROFESSIONALS

         FragranceNet's success depends on the expertise of its key technical, sales and senior management personnel. FragranceNet's senior management has approximately six years' experience operating and managing an online store engaged in the sale of fragrance-related products. FragranceNet depends heavily on the continuing service of its management and on their ability to retain further expertise in all aspects of the business. The loss of Dennis Apfel, Jason Apfel, Eric Apfel or other key employees would hurt the business. FragranceNet anticipates hiring additional persons to serve on its management team. Its success depends on its ability to continue to attract, retain and motivate skilled employees who can effectively manage an online fragrance business. FragranceNet may be unable to retain its present key employees or to attract, assimilate or retain other qualified employees in the future. It may experience difficulty in hiring and retaining skilled employees with appropriate qualifications. The business will be harmed if FragranceNet fails to attract and retain key employees.

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

         FragranceNet intends to maintain detailed awareness of all its competitors, many of which are public companies with information readily available. FragranceNet will strive to develop market share through its marketing and sales plan, the development of enhanced services, an effective pricing schedule, the continual outstanding quality and performance of its services, and the professionalism and competency of its personnel. Management of FragranceNet intends to make the mark, "FragranceNet", a nationally recognized brand which will provide FragranceNet with a distinct competitive advantage. However, there is no assurance that the mark will become nationally recognized.

         POTENTIAL FLUCTUATIONS IN QUARTERLY PERFORMANCE

         FragranceNet's revenues and operating results may vary significantly from quarter to quarter due to a number of factors. Many of these factors are outside of its control and include:

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

         DEPENDENCE ON OTHERS

         FragranceNet is wholly reliant upon a number of third parties to deliver goods and services to it and its customers. Unlike many other e-commerce retail and wholesale businesses, it has no ability or resources to obtain or deliver merchandise on its own. The business cannot operate unless carriers such as the United States Postal Service, United Parcel Service, Airborne Express and Federal Express deliver inventory and ship merchandise to customers. Strikes or other service interruptions will affect FragranceNet more severely than an e-commerce business with internal delivery capabilities. Those events would impair our ability to deliver merchandise on a timely basis and may result in lost revenue. FragranceNet and Internet users also depend on communications providers to provide Internet users with access to FragranceNet's online store. The store and its users would experience disruptions or interruptions in service due to failures by these providers. These types of occurrences could cause users to perceive the online store as not functioning properly and therefore cause them to stop using FragranceNet's services. These risks pose a greater threat to FragranceNet than to traditional "bricks and mortar" fragrance sellers whose operations can continue despite a communications systems failure. Unlike those competitors, FragranceNet is virtually certain to lose sales as a result of a systems failure.

         FragranceNet's business depends on the ability of third-party vendors to provide it with popular, high-demand fragrances at competitive prices and in sufficient quantities. FragranceNet in fiscal 2003 purchased more than 90% of its merchandise from 25 vendors. Many of the smaller suppliers used by FragranceNet have limited resources, production capacities and operating histories. FragranceNet's success depends on its ability to obtain products to satisfy customer demand and the business could be harmed if the ability to procure products were limited.

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

         If the government adopts any additional laws or regulations covering the use of the Internet, such actions could decrease the growth of the Internet. Any such reduction in the growth of the Internet may negatively impact the customers that use our services. This could cause the demand for our services to be significantly reduced and raise the cost of providing those services. Decrease in growth could also result if existing U.S. state and federal laws and foreign laws governing issues such as commerce, taxation, property ownership, defamation and personal privacy are increasingly applied to the Internet.

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

         INFRASTRUCTURE OF THE INTERNET

         The success of commercial use of the Internet depends in large part upon the development and maintenance of the Internet's infrastructure, including the development of complementary products such as various broadband technologies. The number of users of the Internet and the amount of traffic on the Internet have grown significantly and are expected to continue to grow, placing greater demands on the Internet's infrastructure. This infrastructure may not be able to support the demands placed on it by this continued growth without its performance or reliability being decreased. Any outages or delays in services could lower the level of Internet usage. In addition, the infrastructure and complementary products and services necessary to make the Internet a viable commercial marketplace may not develop. If usage of the Internet is curtailed due to infrastructure constraints or lack of complementary products, FragranceNet expects an adverse impact on its business and revenues. Even if such infrastructure and complementary products and services do develop, there can be no guarantee that the Internet will become a viable commercial marketplace for products and services such as those offered by FragranceNet.

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

Item 4. Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of Stockholders (the "Meeting") of the Company was held on November 25, 2002 at the offices of the Company.

     (b)  Matters voted on at the Meeting were as follows:

          (i) Dennis M. Apfel, Jason S. Apfel and Eric Apfel were elected directors of the Company.



                                                                                              Withheld/
                                                                   Votes For      Votes Against     Abstain
                                                                   ---------      -------------     -------
          (ii)  Approval of an amendment to the Certificate of     11,611,246      4,746,635        8,253
                Incorporation of the Company to effect a reverse
                1 for 10



                                                                                              Withheld/
                                                             Votes For      Votes Against     Abstain
                                                             ---------      -------------     -------

                split of the Common Stock,
                par value  $.01 per share

         (iii)  Ratification of the Board of                 16,349,025         10,688        6,421
                Directors' selection of Marcum &
                Kliegman LLP to serve as
                the Company's independent accountants
                for the Company's fiscal year ending
                March 31, 2003


The reverse 1 for 10 split of the Common Stock has not been implemented by the Board of Directors as of June 27, 2003.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     a. Market Information

         The Company's Common Stock trades on the OTC Bulletin Board under the symbol FRGN.

         The high and low bid prices for shares of Common Stock of the Company for each quarter during the years ended March 31, 2003 and March 31, 2002 are as follows:


                                                         Bid Price
                                               High                    Low

          For the Quarter Ended

          March 31, 2003                        .16                    .09
          December 31, 2002                     .25                    .05
          September 30, 2002                    .15                    .12
          June 30, 2002                         .44                    .14

          March 31, 2002                        .34                    .16
          December 31, 2001                     .50                    .17
          September 30, 2001                    .53                    .35
          June 30, 2001                         .53                    .15


         The quotations represent inter dealer quotations without retail mark-up, mark-down or commission, and do not necessarily represent actual transactions. The last reported sales price per share of the Company's Common Stock on March 31, 2003 was $.15.

     b. Number of Holders of Common Stock at March 31, 2003:


Authorized Shares:                                           50 million
Shares Outstanding:                                          17,468,330
Number of holders of record                                  810
of shares of Common Stock

                  Dividends on Common Stock

         The Company did not pay any dividends to its stockholders in fiscal 2003 and does not anticipate paying any dividends in the foreseeable future.

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

         The Company sells brand name fragrances and related products over the Internet through a website located at www.fragrancenet.com. The Company purchases products from over 25 different suppliers and 55% of the time does not purchase the products until they are ordered and paid for by the consumer. Payment in the case of retail sales is made by credit card or by check and goods are not shipped to the customer until the check clears and/or authorization from the credit card company is obtained. Approximately 45% of sales are made with inventory purchased in advance of sales. A small number of wholesale customers are on credit. Therefore, accounts receivable balances represent payments due from credit card companies and new wholesale customers

         Results of Operations

         FISCAL YEAR ENDED MARCH 31, 2003 COMPARED TO THE
         FISCAL YEAR ENDED MARCH 31, 2002

         Net sales. Net sales primarily includes the sale of our fragrances and fragrance-related products, net of discounts, coupons and returns. Net sales for the fiscal year ended March 31, 2002 were $7,502,186 and were $10,499,441 for the year ended March 31, 2003. The increase resulted from a lowering of prices which resulted in greater conversion of sales from the visitors to the website.

         Cost of sales. Cost of sales consists primarily of the cost of merchandise sold plus freight-in. Cost of sales for the fiscal year ended March 31, 2002 was $4,515,079. Cost of sales was $6,834,672 for the year ended March 31, 2003. The increase was due to greater sales volume and therefore greater purchases.

         Gross profit. For the fiscal year ended March 31, 2002, gross profit was $2,987,107 or 40% of net sales compared to gross profit of $3,664,769 or 35% for fiscal 2003. The decrease in gross profit percentage was primarily due to a lowering of prices to the consumer.

         Selling and marketing expenses. Selling and marketing expenses consist of expenditures related to advertising and promotion and shipping. Selling and marketing expenses for the fiscal year ended March 31, 2002 was $1,278,891 and increased to $1,703,963 for the 2003 fiscal year. The increase was due to increased advertising by the Company on search engines and placing greater emphasis on the affiliate program.

         General and administrative expenses. General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses for the fiscal year ended March 31, 2002 was $1,533,616 and increased to $1,903,986 for fiscal 2003. The increase was attributable to the general increase in expenses to support the increased sales and future growth of the Company. The Company believes general and administrative expenses will continue to increase in fiscal 2004, to support the anticipated additional growth of the Company.

         Other income and expense. Interest expense was $22,461 in fiscal 2002 and decreased to $18,640 in fiscal 2003. Other income of $20,400 and $15,200 in fiscal 2002 and 2003, respectively, consists primarily of sublease rental income related to a portion of the Company's administrative and warehouse facility rented to an entity in which the Chief Executive Officer is a partner.

         Net Income. As a result of the factors discussed above, the net income for the fiscal year ended March 31, 2002 was $177,151 compared to $57,496 for the 2003 fiscal year.

         Liquidity and Capital Resources

         At March 31, 2002, FragranceNet had cash and cash equivalents of $389,441 compared to $355,251 at March 31, 2003.

         Net cash provided by operating activities was $230,413 for the fiscal year ended March 31, 2002, compared net cash used of $30,122 for the fiscal year ended March 31, 2003. The decrease was primarily due to the purchase of inventory in fiscal 2003.

         Net cash used in investing activities for the fiscal year ended March 31, 2003 was $0. The Company believes capital expenditures in fiscal 2004 will be greater than the fiscal 2003 level.

         Net cash used in financing activities was $4,097 for the year ended March 31, 2002, compared to $4,068 used in the 2003 fiscal year.

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

         New Accounting Pronouncements

         In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 145, "Rescission of FASB Statements No.4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet the criteria for classification for an extraordinary item. The adoption of this statement did not have a material effect on the Company's consolidated financial position and results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. The adoption of this statement did not have a material effect on the Company's consolidated financial position and results of operations.

         In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002. Adoption of the disclosure requirements were effective for interim and annual periods ending after December 15, 2002 and did not have a material impact on the Company's consolidated financial position and results of operations.

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its consolidated financial position and results of operations.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The Company is currently assessing the financial impact of adopting SFAS No.149.

         On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 affects the issuer's accounting for three types of freestanding financial instruments:

          o mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets;

          o instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets; includes put options and forward purchase contracts; and

          o obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as a market index or varies inversely with the value of the issuers' shares.

SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet completed its analysis of SFAS No. 150; however, it believes that it is currently in substantial compliance with the requirements of SFAS No. 150.

         Seasonality

         FragranceNet's operations are expected to fluctuate according to the retail industry's seasonalities.

         Impact of Inflation

         The primary inflationary factor affecting our operations is increased labor costs. Competition for qualified personnel could increase labor costs for the Company in the future.

Item 7. Financial Statements.

         The consolidated financial statements for the Company are included in this Annual Report on Form 10-KSB at pages F-1 to F-19.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         During the fiscal years ended March 31, 2002 and 2003, there were no
(i) disagreements between Marcum & Kleigman, LLP and the Registrant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum & Kleigman, LLC, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports on the Registrant's financial statements, or (ii) "reportable events" within the meaning of Item 304(a)(1)(v) of Regulation S-K promulgated under the Securities Act of 1933, as amended.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant.

The Directors and Executive Officers of FragranceNet are as follows:


Name                            Age      Position
----                            ---      --------
Dennis M. Apfel                 57       Chairman of the Board of Directors,  Chief  Executive
                                         Officer and Chief Financial Officer

Jason S. Apfel                  30       President, Chief Operating Officer and  Director

Eric J. Apfel                   28       Vice President, Secretary and Director


         Jason S. Apfel, age 30. Mr. Apfel has been President of the Company since July 1999 and was Chief Executive Officer of the Company from July 1999 to December 2002. He has been the Chief Operating Officer of the Company since December 2002. He has been President of TeleScents since April 1998. Mr. Apfel was Vice President of TeleScents from April 1997 to April 1998 and from 1995 to April 1997 he was Vice President of a predecessor company of TeleScents which sold fragrances through a toll-free telephone number.

         Dennis M. Apfel, age 57. Mr. Apfel has been Chairman of the Company since May 14, 2001 and Chief Financial Officer since July 1999. He was President and Chief Executive Officer of TeleScents from April 1997 to April 1998 and Chairman and Chief Executive Officer of TeleScents from April 1998 to July 1999. In December 2002, Mr. Apfel became Chief Executive Officer of the Company. Mr. Apfel is a partner in the law firm of Miller & Apfel in Hauppauge, New York and has been a practicing attorney since 1972.

         Eric J. Apfel, age 28. Mr. Apfel joined the Company during fiscal year 2003. From July 1998 to November 2001, prior to joining FragranceNet.com, he was a research analyst covering Food, Beverage and Media companies at Dresdner Kleinwort Wasserstein. From July

1997 to June 1998, Mr. Apfel was an Associate Portfolio Manager at Sanford C. Bernstein & Co. Mr. Apfel is a Chartered Financial Analyst.

         During the fiscal year ended March 31, 2003, the Board of Directors of the Company met twice. All of the directors attended each meeting of the Board of Directors. The Board of Directors does not have any committees.

         Dennis Apfel and Jason Apfel are father and son; Dennis Apfel and Eric Apfel are father and son; and Jason Apfel and Eric Apfel are brothers.

         The term of Philip D. Gunn as a director of the Company ended on November 25, 2002, the date of the 2002 Annual Meeting of Stockholders of the Company.

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

         To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company and confirmations that no other reports were required during the fiscal year ended March 31, 2003, its directors, officers and greater than ten percent stockholders complied with all Section 16(a) filing requirements, except that Eric Apfel filed a late report covering his receipt of a restricted stock award from the Company.



Item 10. Executive Compensation

         The following table sets forth information for the fiscal years ended March 31, 2003 and 2002 concerning the compensation of the Chief Executive Officer of the Company, and the three other most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE


                                             Annual Compensation                   Long-Term Compensation
                                      ------------------------------       -------------------------------------
                                                                                     Awards              Payouts
                                                                           -------------------------     -------
                             Year      Salary      Bonus       Other                      Securities
                                                               Annual      Restricted     Underlying               All Other
   Name and Principal                                          Compen-        Stock        Options/        LTIP     Compen-
        Position                                               sation       Award(s)         SARs        Payouts     sation
----------------------------------------------------------------------------------------------------------------------------
Jason S. Apfel
  Chief Operating
  Officer (1)                2003     $250,000    $50,000        -              -              -            -          -
                             2002     $250,000       -           -              -              -            -          -
                             2001     $180,000    $70,000        -              -              -            -          -

Dennis M. Apfel
  Chairman of the Board,
  Chief Executive
  Officer Chief
  Financial Officer and
  Vice President (2)         2003     $125,000    $25,000        -              -              -            -          -
                             2002     $125,000       -           -              -              -            -          -
                             2001     $125,000    $35,000        -              -              -            -          -

Eric J. Apfel                2003     $104,000       -           -         $50,000 (4)         -            -          -
 Vice President and
 Secretary (3)

----------
     (1) Jason Apfel was Chief Executive Officer of the Company until December 2002, when he became Chief Operating Officer.

     (2) Dennis Apfel became Chief Executive Officer of the Company in December 2002.

     (3)  Eric Apfel joined the Company during the 2003 fiscal year.

     (4) Restricted stock award consisting of 500,000 shares of Common Stock, of which 333,333 shares became vested in January 2003 and 166,667 shares will become vested in January 2004.

         None of the persons named above were granted options for Common Stock during the fiscal year ended March 31, 2003.

         Employment Agreements with Executive Officers

         The Company has entered into an Employment Agreement with Jason S. Apfel. The term of the Employment Agreement commenced July 28, 1999 and continues until terminated by Mr. Apfel or the Company upon 30 days' advance notice. The Employment Agreement provides for an initial salary of $110,000 per annum, an annual incentive bonus based on increases in sales over targeted sales and an annual salary increase equal to the amount of the incentive bonus for the prior year. Once $10 million in annual sales is reached, the bonus formula is subject to good faith renegotiation. The Employment Agreement provides that in the event that the employment of Mr. Apfel is terminated by the Company without cause, the Company will continue to pay his base salary for six months after termination and will pay his incentive bonus for the year of termination. Under the Employment Agreement, Mr. Apfel is prohibited from engaging in any business in competition with the Company during the period of his employment with the Company and for one year thereafter.

         The Company has entered into an Employment Agreement with Dennis M. Apfel. The term of the Employment Agreement commenced July 28, 1999 and continues until terminated by Mr. Apfel or the Company upon 30 days' advance notice. The Employment Agreement provides for an initial salary of $55,000 per annum, an annual incentive bonus based on increases in sales over targeted sales and an annual salary increase equal to the amount of the incentive bonus for the prior year. Once $10 million in annual sales is reached, the bonus formula is subject to good faith renegotiation. The Employment Agreement provides that in the event that the employment of Mr. Apfel is terminated by the Company without cause, the Company will continue to pay his base salary for six months after termination and will pay his incentive bonus for the year of termination. Under the Employment Agreement, Mr. Apfel is prohibited from engaging in any business in competition with the Company during the period of his employment with the Company and for one year thereafter.

         Bonus Deferrals

         Pursuant to the employment agreements with Dennis M. Apfel and Jason Apfel for the fiscal year ended March 31, 2003, Dennis Apfel was entitled to a bonus of $25,000 and Jason Apfel was entitled to a bonus of $50,000. Both agreed to a deferral of the payment of bonuses for the 2003 fiscal year, as well as for the 2001 and 2000 fiscal years, until June 30, 2003 and both will further agree to a deferral of payment of those bonuses to a date not earlier than August 31, 2003. The bonuses were included in accrued liabilities at March 31, 2002 and 2003.

         Compensation of Directors

         The Company does not pay its directors any fees. Any future directors will be paid as determined by the Board. The Company had previously entered into a Consulting Agreement with an affiliate of Philip D. Gunn. The term of the Consulting Agreement commenced on July 28, 1999 and expired on July 31, 2002 and was not renewed. The Consulting Agreement provided for an initial consulting fee of $2,300 per month, an annual incentive bonus based on the performance of the Company and an annual consulting fee increase equal to the amount of the incentive bonus for the prior year.

         Compensation Committee
         Interlocks and Insider Participation

         The Board of Directors of the Company does not have a Compensation Committee. Compensation decisions are made by the Board of Directors, with each of Dennis M. Apfel, Jason Apfel and Eric J. Apfel abstaining on decisions relating to his compensation.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The stockholders (including any "group," as that term is used in Section 13(d)(3) of the Exchange Act) who, to the knowledge of the Board of Directors of the Company beneficially owned more than five percent of the Common Stock as of March 31, 2003, and their respective shareholdings as of such date (according to information furnished by them to the Company), are set forth in the following table. Except as indicated in the footnotes to the table, all of such shares are owned with sole voting and investment power.

                                             Shares of Common Stock
        Name and Address                       Owned Beneficially                  Percent of Class
---------------------------------            ----------------------                ----------------
Jason S. Apfel                                   4,559,390                              26%
909 Motor Parkway
Hauppauge, New York 11788

Dennis M. Apfel                                  6,076,360                              35%
909 Motor Parkway
Hauppauge, New York 11788

Philip D. Gunn                                   2,865,753                              16%
c/o Growth Capital Partners, Inc.
520 Madison Avenue
New York, New York 10022

Theodore V. Buerger                              1,995,475                              11%
394 Bedford Road
Pleasantville, New York


         The following table sets forth, as of March 31, 2003, the number of shares of Common Stock of the Company beneficially owned by each of the Company's directors, each of the Company's executive officers named in the Summary Compensation Table, and all directors and executive officers as a group, based upon information provided by such persons to the Company.

                                             Shares of Common Stock
        Name and Address                       Owned Beneficially                  Percent of Class
---------------------------------            ----------------------                ----------------
Jason S. Apfel                                    4,559,390                             26%
President, Chief Operating Officer
and Director

Dennis M. Apfel                                   6,076,360                             35%
Chairman of the Board, Chief
Executive Officer, Chief Financial
Officer and Director

Eric J. Apfel                                       508,000                              3%
Vice President, Secretary and
Director

All directors and executive officers as          11,143,750                             64%
a group

         The following table sets forth information, as of March 31, 2003, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance:

                                      EQUITY COMPENSATION INFORMATION
---------------------------------------------------------------------------------------------------------------------
March 31, 2003                                   (a)                        (b)                        (c)

Plan category                          Number of securities to       Weighted-average         Number of securities
                                       be issued upon exercise       exercise price of       remaining available for
                                       of outstanding options,     outstanding options,       future issuance under
                                         warrants and rights        warrants and rights     equity compensation plans
                                                                                              (excluding securities
                                                                                            reflected in column (a))
Equity compensation
plans approved by                              500,000 (1)                    N/A
security holders                                20,000 (2)                   $.40                      980,000
                                               -----------                  ------                     -------
Equity compensation plans
not approved by security
holders                                          -0-                          -0-                        -0-
-------------------------                      -----------                  ------                     -------
Total                                          520,000                       $.40                      980,000
                                               -----------                  ------                     -------

(1)      Restricted Stock Award

(2)      Options

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

             21.1 List of Subsidiaries*

             99.1 Certification of Chief Executive Officer and Chief Financial
                  Officer

                  --------------
                  *        Included with this Annual Report on Form 10-KSB.

                  +        Management Contract or Compensatory Plan

         (b) Current Reports on Form 8-K:

             None.

Item 14. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of a date within the 90-day period prior to the filing of this report, an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as such term is defined in Rules 13a-14(c) and 15d-14(c) of the United States Securities Exchange Act of 1934 (the "Exchange Act")) was carried out by the Chief Executive Officer and Chief Financial Officer ("CEO/CFO") of the Company. Based on that evaluation, the CEO/CFO has concluded that as of such date the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in United States Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls. Subsequent to the completion of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                         FRAGRANCENET.COM, INC. AND SUBSIDIARIES


                                      Index to Consolidated Financial Statements
--------------------------------------------------------------------------------


                                                                                                 Page
                                                                                                 ----
   INDEPENDENT AUDITORS' REPORTS                                                                  F-1


   FINANCIAL STATEMENTS

     Consolidated Balance Sheets as of March 31, 2003 and 2002                              F-2 - F-3
     Consolidated Statements of Income for the years ended
       March 31, 2003 and 2002                                                                    F-4
     Consolidated Statements of Stockholders' Equity for the
      years ended March 31, 2003 and 2002                                                         F-5
     Consolidated Statements of Cash Flows for the years ended
      March 31, 2003 and 2002                                                               F-6 - F-7


   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                              F-8 - F-19


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
FragranceNet.com, Inc.:


We have audited the accompanying consolidated balance sheets of FragranceNet.com, Inc. and Subsidiaries (the "Company") as of March 31, 2003 and 2002 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FragranceNet.com, Inc. and Subsidiaries as of March 31, 2003 and 2002, and the results of its consolidated operations and its consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



                                      Marcum & Kliegman LLP

May 23, 2003
Woodbury, New York

                                         FRAGRANCENET.COM, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

                                                         MARCH 31, 2003 AND 2002
--------------------------------------------------------------------------------


                                     ASSETS

                                                                                         2003              2002
                                                                                -------------------------------------
CURRENT ASSETS
--------------
Cash and cash equivalents                                                              $355,251          $389,441
Accounts receivable, net of allowance for returns
  of $1,000 for both 2003 and 2002                                                      142,001            63,116
Inventory                                                                               256,303            78,150
Prepaid expenses and other current assets                                                19,770            74,912
                                                                                       --------          --------


TOTAL CURRENT ASSETS                                                                    773,325           605,619


PROPERTY AND EQUIPMENT, Net                                                              44,767           103,159
----------------------


INTANGIBLE ASSET, Net                                                                     5,375             5,875
----------------


OTHER ASSETS                                                                             23,658            21,683
------------                                                                           --------          --------


TOTAL ASSETS                                                                           $847,125          $736,336
                                                                                       ========          ========




The accompanying notes are an integral part of these consolidated financial statements.


                                         FRAGRANCENET.COM, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

                                                         March 31, 2003 and 2002
--------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                           2003              2002
                                                                                -------------------------------------
CURRENT LIABILITIES
-------------------
Accounts payable                                                                        $ 213,558         $ 228,952
Accrued expenses                                                                          452,596           428,937
Deferred revenue                                                                           49,108            35,782
Obligation under capital lease, current portion                                             3,613             4,068
                                                                                        ---------         ---------

Total Current Liabilities                                                                 718,875           697,739

Obligation under capital lease, net of current portion                                         --             3,613
Other liabilities                                                                           6,498             6,305
                                                                                        ---------         ---------

TOTAL LIABILITIES                                                                         725,373           707,657
                                                                                        ---------         ---------

STOCKHOLDERS' EQUITY
--------------------
Convertible Series A preferred stock - $.01 par value;
  3,000,000 shares authorized, none issued                                                     --                --
Common stock, par value $.01; 50,000,000 shares authorized;
  17,468,330 and 16,968,330 shares issued and outstanding,
  in 2003 and 2002, respectively                                                          174,683           169,683
Additional paid-in capital                                                                413,020           368,020
Unearned compensation                                                                     (14,423)               --
Accumulated deficit                                                                      (451,528)         (509,024)
                                                                                        ---------         ---------

TOTAL STOCKHOLDERS' EQUITY                                                                121,752            28,679
                                                                                        ---------        ----------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                                                 $ 847,125         $ 736,336
                                                                                        =========         =========


The accompanying notes are an integral part of these consolidated financial statements.


                                         FRAGRANCENET.COM, INC. AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF INCOME

                                     For the Years Ended March 31, 2003 and 2002
--------------------------------------------------------------------------------


                                                                                          2003               2002
                                                                                ---------------------------------------
NET SALES                                                                             $10,499,441         $7,502,186
---------

COST OF SALES                                                                           6,834,672          4,515,079
-------------                                                                          ----------         ----------

GROSS PROFIT                                                                            3,664,769          2,987,107
                                                                                       ----------         ----------

OPERATING EXPENSES
------------------
Selling and marketing                                                                   1,703,963          1,278,891
General and administrative                                                              1,903,986          1,533,616
                                                                                       ----------         ----------

TOTAL OPERATING EXPENSES                                                                3,607,949          2,812,507
                                                                                       ----------         ----------

INCOME FROM OPERATIONS                                                                     56,820            174,600
----------------------

OTHER INCOME (EXPENSE)
----------------------
  Interest expense                                                                        (18,640)           (22,461)
  Interest income                                                                           4,116              4,612
  Other income                                                                             15,200             20,400
                                                                                      -----------         ----------

         NET INCOME                                                                   $    57,496         $  177,151
                                                                                      ===========         ==========

         Basic and diluted net income per share                                             $0.00              $0.01
                                                                                            =====              =====

         Weighted average number of common shares outstanding                          17,116,556         16,968,330
                                                                                       ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.


                                         FRAGRANCENET.COM, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                     For the Years Ended March 31, 2003 and 2002
--------------------------------------------------------------------------------



                                                          Additional
                                    Common Stock            paid-in        Unearned      Accumulated
                                Shares        Amount        Capital      Compensation      Deficit          Total
                            -------------------------------------------------------------------------------------------

BALANCE -
---------
April 1, 2001                   16,968,330     $169,683      $368,020    $        --      $(686,175)     $ (148,472)

Net Income                              --           --            --             --        177,151         177,151
                                ----------     --------      --------    -----------      ---------      ----------
BALANCE -
---------
March 31, 2002                  16,968,330      169,683       368,020             --       (509,024)         28,679

Common stock issued
 for services                      500,000        5,000        45,000        (14,423)            --          35,577

Net Income                              --           --            --             --         57,496          57,496
                                ----------     --------      --------    -----------      ---------      ----------

BALANCE -
---------
March 31, 2003                  17,468,330     $174,683      $413,020       $(14,423)     $(451,528)     $  121,752
                                ==========     ========      ========    ===========      =========      ==========

The accompanying notes are an integral part of these consolidated financial statements.


                                         FRAGRANCENET.COM, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     For the Years Ended March 31, 2003 and 2002
--------------------------------------------------------------------------------


                                                                                           2003             2002
                                                                                  ---------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
 Net income                                                                             $  57,496        $ 177,151
                                                                                        ---------        ---------
  Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
    Depreciation and amortization                                                          58,892           64,438
    Non-cash stock compensation expense                                                    35,577               --
  Changes in operating assets and liabilities:
    Accounts receivable                                                                   (78,885)         (46,636)
    Inventory                                                                            (178,153)          96,850
    Prepaid expenses and other current assets                                              53,167          (47,209)
    Accounts payable, accrued expenses and other liabilities                                8,458          (41,943)
    Deferred revenue                                                                       13,326           27,762
                                                                                        ---------        ---------


       TOTAL ADJUSTMENTS                                                                  (87,618)          53,262
                                                                                        ---------        ---------


       NET CASH (USED IN) PROVIDED BY OPERATING
        ACTIVITIES                                                                        (30,122)         230,413
                                                                                        ---------         --------


CASH FLOWS USED IN INVESTING ACTIVITIES
---------------------------------------
  Expenditures for property and equipment                                                      --          (21,312)
                                                                                        ---------        ---------


CASH FLOWS USED IN FINANCING ACTIVITIES
---------------------------------------
  Principal payments on capital lease obligation                                           (4,068)          (4,097)
                                                                                        ---------        ---------


       NET (DECREASE) INCREASE IN CASH AND
        CASH EQUIVALENTS                                                                  (34,190)         205,004


CASH AND CASH EQUIVALENTS - Beginning                                                     389,441          184,437
-------------------------                                                                --------         --------


CASH AND CASH EQUIVALENTS - Ending                                                       $355,251         $389,441
-------------------------                                                                ========         ========

The accompanying notes are an integral part of these consolidated financial statements.


                                         FRAGRANCENET.COM, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                     For the Years Ended March 31, 2003 and 2002
--------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                           2003            2002
                                                                                  ---------------- -----------------
       Cash paid during the year for income taxes                                          $  581         $    578
       Cash paid during the year for interest                                              $5,874         $  4,661


The accompanying notes are an integral part of these consolidated financial statements.


                     FRAGRANCENET.COM, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED STATEMENTS


NOTE 1 - Nature of Business

       FragranceNet.com, Inc. (the "Company") is primarily engaged in the retail sale of brand name fragrances and related products over the Internet. During fiscal 2003, the Company began selling its products on a wholesale basis; these sales represented less than 10% of the Company's net sales. Accordingly, the Company believes it operates in a single industry segment.


NOTE 2 - Summary of Significant Accounting Policies

       Basis of Presentation and Consolidation
       ---------------------------------------
       The accompanying consolidated financial statements present the historical financial results of TeleScents, Inc. and include the net assets acquired in National Capital Management Corporation's ("NCMC") acquisition of TeleScents on July 28, 1999, which was accounted for as a reverse acquisition (see Note 3). NCMC had no operations subsequent to July 28, 1999. In connection with the merger, NCMC changed its name to FragranceNet.com, Inc.

       The accompanying consolidated financial statements also include the accounts of FragranceNet Wholesales, Inc., a wholly owned subsidiary of the Company that was incorporated on March 14, 2002.

       The consolidated financial statements include the accounts of FragranceNet.com, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

       Cash and Cash Equivalents
       -------------------------
       The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

       The Company has cash deposits in the bank in excess of the maximum amount insured by the FDIC at March 31, 2003 and 2002.

       Accounts Receivable
       -------------------
       Accounts receivable have been adjusted for all known uncollectible accounts. An allowance for doubtful accounts is not provided since, in the opinion of management, all accounts recorded on the books are deemed collectible.

       --------------------
       The Company recognizes revenue from product sales, net of any discounts and coupons, when the products are shipped to customers. The Company provides an allowance for sales returns. Revenue from the sale of gift certificates is deferred until the gift certificates are redeemed. The Company does not charge its customers for shipping costs if the total sale price exceeds a certain threshold. These shipping costs are included in selling and marketing expenses in the consolidated statements of income. Outbound shipping costs for the shipment of product to customers amounted to $758,244 and $553,306 for the years ended March 31, 2003 and 2002, respectively.

       The Company follows the provisions of EITF No. 00-14, "Accounting for Sales Incentives," and reflects its sales incentives as a reduction of sales.

       Inventory
       ---------
       Inventory consists of fragrance products and is stated at the lower of cost or market. Cost is determined by using the first-in, first-out method and market represents the lower of replacement cost or estimated net realizable value.

       Property and Equipment
       ----------------------
       Property and equipment are stated at cost. Depreciation of property and equipment is calculated on a straight-line basis over the estimated useful lives of the related assets as follows:

              Computer and office equipment                    5-7 years
              Computer software                                  3 years

       Intangible Asset
       ----------------
       The intangible asset consists of a purchased trade name that is amortized on a straight-line basis over its expected useful life of fifteen years.

       Income Taxes
       ------------
       The Company accounts for income taxes using the liability method. The liability method requires the determination of deferred tax assets and liabilities based on the differences between the financial statement and income tax bases of assets and liabilities, using enacted tax rates. Additionally, net deferred tax assets are adjusted by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax assets will not be realized. Income tax expense consists of the tax payable for the period and the change during the period in deferred tax assets and liabilities.

       Earnings Per Share
       ------------------
       Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, giving effect to all potentially dilutive shares of common stock from the potential exercise of stock options and warrants.

       The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. The Company had 20,000 potentially dilutive options and warrants outstanding during the years ended March 2003 and 2002, respectively, that have not been considered in the computation of diluted earnings per share since the effect of their inclusion would be anti-dilutive.

       Stock Options and Similar Equity Instruments
       --------------------------------------------
       At March 31, 2003, the Company had one stock-based employee plan, which is described more fully in Note 7. As permitted under Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The only options outstanding were granted and vested in fiscal 2000. Accordingly, pro forma financial information for fiscal 2003 and 2002 is not required.

       Fair Value of Financial Instruments
       -----------------------------------
       The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. The Company believes the fair value of its financial instruments at March 31, 2003 and 2002, principally cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates their recorded values due to the short-term nature of the instruments.

       Impairment of Long-lived Assets
       -------------------------------
       Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment charge to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

       Advertising Costs
       -----------------
       Advertising costs are expensed as incurred. Advertising costs approximated $652,000 and $492,000 for the years ended March 31, 2003 and 2002, respectively.

       Use of Estimates
       ----------------
       The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Commitments and Contingencies
       -----------------------------
       Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

       Recent Accounting Standards
       ---------------------------
       In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No.4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet the criteria for classification for an extraordinary item. The adoption of this statement did not have a material effect on the Company's consolidated financial position and results of operations.

       In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. The adoption of this statement did not have a material effect on the Company's consolidated financial position and results of operations.

       In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002. Adoption of the disclosure requirements were effective for interim and annual periods ending after December 15, 2002 and did not have a material impact on the Company's consolidated financial position and results of operations.

       In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its consolidated financial position and results of operations.

       In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The Company is currently assessing the financial impact of adopting SFAS No.149.

       On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments:

       o mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets;

       o instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets; includes put options and forward purchase contracts; and

       o obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as a market index or varies inversely with the value of the issuers' shares.

       SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet completed its analysis of SFAS No. 150; however, it believes that it is currently in substantial compliance with the requirements of SFAS No. 150.

       Comprehensive Income
       --------------------
       For each year presented comprehensive income equaled net income.

       Reclassifications
       -----------------
       Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements. These reclassifications have no effect on previously reported income.


NOTE 3 - Merger of TeleScents and FragranceNet.com, Inc.

       The Company was formerly known as National Capital Management Corporation ("NCMC"), a publicly held shell company with no substantial business operations. On July 28, 1999, NCMC entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire TeleScents, Inc., a New York corporation ("TeleScents"). Pursuant to the Merger Agreement, NCMC issued to the shareholders of TeleScents an aggregate of 4,900,000 shares of its common stock and an aggregate of 1,029,514 shares of its Series A Preferred Stock (the "Preferred Stock") in exchange for all the outstanding shares of TeleScents. The Preferred Stock was convertible into common stock on a 1-for-10 basis at such time as the Certificate of Incorporation of the Company was amended to increase the authorized shares of common stock to a number of shares sufficient to effect the conversion. The Preferred Stock had voting privileges on an "as converted" basis. Accordingly, after the merger the shareholders of TeleScents, in the aggregate, held approximately 90% of the total voting power of the Company's voting stock. The conversion of the Preferred Stock into 10,295,140 shares of common stock occurred subsequent to the Stockholders' meeting on November 16, 1999 where an amendment to the Company's Certificate of Incorporation was approved to increase the authorized shares of common stock from 6,666,666 to 50,000,000.

       In connection with the Merger, the Company changed its name to FragranceNet.com, Inc. and changed its ticker symbol to "FRGN."

       The Company's acquisition of TeleScents was accounted for as a reverse acquisition with TeleScents as the accounting acquirer, as the shareholders of TeleScents gained voting control of the Company pursuant to the Merger Agreement. The only asset remaining in NCMC at the time of the merger was $437,703 of cash. Accordingly, the reverse acquisition was in substance a recapitalization of TeleScents with the issuance of shares of common stock by TeleScents to the pre-transaction stockholders of FragranceNet.com in exchange for cash. For periods prior to the business combination, the equity of the combined enterprise is the historical equity of the accounting acquirer prior to the Merger Agreement retroactively restated to reflect the number of shares received in the business combination.


NOTE 4 - Property and Equipment

       Property and equipment at March 31, 2003 and 2002 consists of the following:

                                                                               2003              2002
                                                                         ---------------- ----------------
      Computer and office equipment                                          $164,798          $164,798
      Computer software                                                        45,988            45,988
                                                                            ---------         ---------
                                                                              210,786           210,786

      Less: accumulated depreciation                                          166,019           107,627
                                                                             --------          --------

                                                                            $  44,767          $103,159
                                                                            =========          ========


       Depreciation expense amounted to $58,392 and $63,938 for the years ended March 31, 2003 and 2002, respectively.

NOTE 5 - Leases

       The Company is obligated under a capital lease for certain office equipment. This lease bears interest at an effective rate of 7.23% per annum. As of March 31, 2003, the present value of the future minimum lease payments is $3,614, which are scheduled for payment in fiscal 2004.

NOTE 6 - Related Party Transactions

       Office Space
       ------------
       The Company subleases a portion of its office space in Hauppauge, New York to a professional services firm, which is owned by the Chief Executive Officer of the Company. Sublease rental income was $15,200 and $20,400 for the years ended March 31, 2003 and 2002, respectively, which is included in other income in the consolidated statements of income.

       Bonus Deferrals
       ---------------
       Pursuant to employment agreements of certain of the Company's executives and a consultant, these individuals were entitled to bonuses in the aggregate of approximately $75,000 and $-0- for the years ended March 31, 2003 and 2002, respectively. Approximately $38,000 of accrued bonuses and accrued interest were paid in July 2002. Accrued bonuses and accrued interest of approximately $325,000 and $272,000 were included in accrued expenses at March 31, 2003 and 2002, respectively. Payment of the balance of these bonuses is deferred until August 31, 2003.

       For the years ended March 31, 2003 and 2002, the Company has incurred interest at 7% per annum on the bonuses approximating $16,000 and $18,000 respectively, which has been included in interest expense in the consolidated statements of operations.


NOTE 7 - Stockholders' Equity

       Common Stock Split
       ------------------
       On November 25, 2002, the stockholders of the Company approved a one for ten reverse stock split. The reverse stock split has not yet been effected.

       Stock Options/Stock Issuance Plan
       ---------------------------------
       On November 16, 1999, the Company's stockholders approved and adopted the 1999 Long-Term Incentive Plan (the "Plan") under which the Company's Board of Directors may grant stock options or restricted securities to employees and directors. The Plan authorizes grants of options and restricted securities up to 1.5 million shares of common stock. The number of shares of common stock subject to all awards granted to any individual under the Plan in any one-year period shall not exceed 250,000 shares.

       The exercise price per share of options may not be less than the fair market value of the common stock on the date of grant. The Board will generally fix the term of each option, except no incentive stock option may exceed a term of ten years. At the discretion of the Board, options may be exercised by payment of the exercise price in cash, stock, outstanding awards or other property having a fair market value equal to the exercise price.

       In fiscal 2000, the Company granted 20,000 immediately exercisable options to a director of the Company at an exercise price of $.40 per share which was equal to the fair market value of the common stock on the date of grant. The options expire in July 2009. At March 31, 2003 and 2002, these were the only options outstanding, all of which were exercisable.

       Common Stock
       ------------
       In January 2003, the Company granted 333,000 restricted shares of common stock to its Vice President, valued at $33,300 and vesting immediately. In February 2003, the Company granted 167,000 restricted shares of common stock to its Vice President, valued at $16,700 and vesting in January 2004. The Board of Directors resolved that the 250,000 share limitation set forth in the 1999 Long-Term Incentive Plan shall not be applicable to such award.


NOTE 8 - Income Taxes

       There is no provision for income taxes in each of the two years ended March 31, 2003 and 2002. State minimum franchise taxes are included in general and administrative expenses in the consolidated statements of income.

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 2003 and 2002 are as follows:


                                                                        2003                2002
                                                                 ---------------------------------
      Deferred tax assets and liabilities:
        Accounts receivable (allowance for returns)                  $     400          $    400
        Accrued expenses                                               114,400            98,400
        Net operating loss carryforwards                               124,000           167,900
                                                                     ---------           -------
                                                                       238,800           266,700
      Less: valuation allowance                                        238,800           266,700
                                                                     ---------           -------

             Deferred tax assets                                     $      --          $    --
                                                                     =========          ========

       During the years ended March 31, 2003 and 2002, approximately $110,000 and $177,000, respectively, of the net operating loss carryforwards were utilized to reduce the taxable income. At March 31, 2003 and 2002, the Company has a Federal net operating loss (NOL) carryforward of approximately $309,000 expiring at various times from fiscal 2018 through fiscal 2021. In addition, certain of NCMC's NOL's may be utilizable by the Company, subject to an annual limitation imposed by Section 382 of the Internal Revenue Code for changes in ownership. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or losses are carried forward. Management considers the scheduled reversal of deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. Although the Company generated taxable income in fiscal 2003 and 2002, management continues to believe it is more likely than not that the Company will not realize the benefits of these deductible differences and NOLs, and, accordingly, has established a full valuation allowance at March 31, 2003 and 2002.


NOTE 9 - Commitments and Contingencies

       The Company leased a building, commencing September 1, 2000, under a non-cancelable operating lease, which expires on May 31, 2005. The future lease payments under the operating lease are as follows:

                                    For the
                                  Year Ending
                                   March 31,                  Amount
                          --------------------------------- ----------------
                                     2004                      $  85,000
                                     2005                         89,000
                                     2006                         15,000
                                                               ---------
                                     Total                      $189,000
                                                               =========


       Total rent expense for the years ended March 31, 2003 and 2002 approximated $84,000 and $78,000, respectively.

NOTE 10 - Concentration with Suppliers

       During the year ended March 31, 2003, the Company purchased a substantial portion of its fragrances from two suppliers. Purchases from these suppliers amounted to 37% and 11% of total purchases. At March 31, 2003, amounts due to these suppliers included in accounts payable approximated $45,000 and $22,000.

       During the year ended March 31, 2002, the Company purchased a substantial portion of its fragrances from three suppliers. Purchases from these suppliers amounted to 44%, 12% and 11% of total purchases. At March 31, 2002, amounts due to these suppliers included in accounts payable approximated $54,000, $56,000 and $36,000.


NOTE 11 - Quarterly Results of Operations (Unaudited)

        The following is a summary of quarterly results for the years ended March 31, 2003 and 2002:


                                                                 Quarter Ended

                                               June 30,         September 30,       December 31,        March 31,
                                                 2002                2002               2002              2003
                                             ---------------------------------------------------------------------
      Net sales                               $1,970,869          $2,072,242          $4,132,261        $2,274,069
      Gross profit                               607,255             735,933           1,483,592           837,989
      Net income (loss)                       $  (76,722)         $   15,937          $  290,509        $ (172,228)

      Basic and diluted net income
      (loss) per share                        $   (0.00)          $     0.00          $     0.02        $    (0.02)

                                                                 Quarter Ended

                                               June 30,         September, 30,       December 31,        March 31,
                                                 2001                2001                2001              2002
                                             ----------------------------------------------------------------------
      Net sales                               $1,791,319          $1,390,583          $2,621,996        $1,698,288
      Gross profit                               659,812             633,467           1,061,383           632,445
      Net income (loss)                       $  (41,128)         $   76,249          $  225,339        $  (83,309)

      Basic and diluted net income
      (loss) per share                        $    (0.00)         $     0.00          $     0.01        $    (0.00)

       The unaudited interim financial information reflects all adjustments, which in the opinion of management are necessary to present a fair statement of the results of the interim periods presented and are of a normal recurring nature.

       The Company's business is subject to seasonal variations and results of operations for the interim periods are not necessarily indicative of results for a full year.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated: June 27, 2003

                                                     FRAGRANCENET.COM, INC.


                                                     By /s/ Dennis M. Apfel
                                                        -------------------
                                                        Dennis M. Apfel
                                                        Chief Executive Officer

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

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: June 27, 2003                By /s/Dennis M. Apfel
                                       ------------------------------------------------
                                       Dennis M. Apfel
                                       Chairman of the Board, Director, Chief Executive
                                       Officer, Chief Financial Officer and Principal
                                       Accounting Officer

Dated: June 27, 2003                By /s/Jason S. Apfel
                                       ------------------------------------------------
                                       Jason S. Apfel
                                       President, Chief Operating Officer
                                       and Director

Dated: June 27, 2003                By /s/Eric J. Apfel
                                       ------------------------------------------------
                                       Eric J. Apfel
                                       Vice President, Secretary and Director

                                  CERTIFICATION

         I, Dennis M. Apfel, certify that:

1. I have reviewed this annual report on Form 10-KSB of FragranceNet.com, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 27, 2003
                                    /s/  Dennis M. Apfel
                                    --------------------
                                    Dennis M. Apfel
                                    Chairman, Chief Executive Officer and
                                    Chief Financial Officer

                                  EXHIBIT INDEX

2.2 Agreement and Plan of Merger dated as of July 28, 1999 by and among National Capital Management Corporation, FAC, Inc., Telescents, Inc., and Dennis M. Apfel, Jason Apfel and Growth Capital Partners, L.L.C. (Incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on August 10, 1999).

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

10.3 Employment Agreement dated July 23, 1999 between Telescents, Inc. and Jason Apfel (Incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K filed on July 5, 2000).+

10.4 Employment Agreement dated July 23, 1999 between Telescents, Inc. and Dennis M. Apfel (Incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K filed on July 5, 2000).+

10.5 FragranceNet.com Inc. 1999 Long Term Incentive Plan (Incorporated herein by reference to Exhibit A of the Company's Proxy Statement filed on October 20, 1999).+

21.2     List of Subsidiaries*

99.1     Certification of Chief Executive Officer and Chief Financial Officer

--------------
*        Included with this Annual Report on Form 10-KSB.

+        Management Contract or Compensatory Plan