Form 10QSB
period 2003-06-30
FRAGRANCENET COM INC
filed 2003-08-13
CIK 826495

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark one)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.
                      For the quarterly period ended June 30, 2003
                                       OR
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from _____ to _____

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS                                      OUTSTANDING AT JULY 31, 2003
-----                                      ----------------------------
Common Stock, par value                             17,468,330
$ .01 per share

                                                          FRAGRANCENET.COM, INC.

                                                       FORM 10-QSB-June 30, 2003

                                                                           Index
--------------------------------------------------------------------------------


                                                                                PAGE
                                                                                ----
Part I.  Financial Information

Item 1. Financial Statements

   Condensed Consolidated Balance Sheets at
     June 30, 2003 (Unaudited) and March 31, 2003                               3 - 4

   Unaudited Condensed Consolidated Statements of Operations
     for the Three Months Ended June 30, 2003 and 2002                              5

   Unaudited Condensed Consolidated Statements of Cash Flows for
     the Three Months Ended June 30, 2003 and 2002                                  6

   Notes to Unaudited Condensed Consolidated Financial Statements               7 - 9

Item 2 - Management's Discussion and Analysis
 of Results of Operations and Financial Condition                             10 - 11

Item 3 - Controls and Procedures                                                   11

Part II.  Other Information


Item 6 - Exhibits and Reports on Form 8-K                                          12

Signatures                                                                         13

Exhibit Index                                                                      14

Certifications                                                                  15-17

                          ITEM 1 - FINANCIAL STATEMENTS

                                                          FRAGRANCENET.COM, INC.

                                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                JUNE 30, 2003 AND MARCH 31, 2003
--------------------------------------------------------------------------------


                                                                               June 30,          March 31,
                                                                                 2003              2003
                                                                          --------------------------------
                                                                            (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                                     $292,368          $355,251
  Accounts receivable, net of allowance for returns of $1,000
    in each period                                                               162,102           142,001
  Inventory                                                                      398,037           256,303
  Prepaid expenses and other current assets                                       35,582            19,770
                                                                                --------           -------
         Total Current Assets                                                    888,089           773,325

PROPERTY AND EQUIPMENT, Net                                                       30,226            44,767

INTANGIBLE ASSET, Net                                                              5,250             5,375

OTHER ASSETS                                                                      38,658            23,658
                                                                                --------          --------
         TOTAL ASSETS                                                           $962,223          $847,125
                                                                                ========          ========


See accompanying notes to unaudited condensed consolidated financial statements.

                                                          FRAGRANCENET.COM, INC.

                                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                June 30, 2003 and March 31, 2003
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                             June 30,          March 31,
                                                                               2003              2003
                                                                          --------------------------------
                                                                           (Unaudited)
CURRENT LIABILITIES
  Accounts payable                                                            $258,039          $ 213,558
  Accrued expenses                                                             426,896            452,596
  Deferred revenue                                                              52,236             49,108
  Obligation under capital lease                                                 2,551              3,613
                                                                             ---------          ---------
       Total Current Liabilities                                               739,722            718,875

  Other Liabilities                                                              5,895              6,498
                                                                             ---------          ---------
       TOTAL LIABILITIES                                                       745,617            725,373
                                                                             ---------          ---------

STOCKHOLDERS' EQUITY
  Convertible Series A preferred stock - $.01 par value;
   3,000,000 shares authorized, none issued                                         --                 --
  Common stock, $.01 par value; 50,000,000 shares
   authorized, 17,468,330 shares issued and outstanding
   in each period                                                              174,683            174,683
  Additional paid-in capital                                                   413,020            413,020
  Unearned compensation                                                         (9,868)           (14,423)
  Accumulated deficit                                                         (361,229)          (451,528)
                                                                             ---------          ---------
         TOTAL STOCKHOLDERS' EQUITY                                            216,606            121,752
                                                                             ---------          ---------

         TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                                                            $ 962,223          $ 847,125
                                                                             =========          =========


See accompanying notes to unaudited condensed consolidated financial statements.

                                                          FRAGRANCENET.COM, INC.

                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)

                               For the Three Months Ended June 30, 2003 and 2002
--------------------------------------------------------------------------------

                                                                  2003             2002
                                                               ---------------------------

NET SALES                                                      $2,512,975      $ 1,970,869

COST OF SALES                                                   1,539,651        1,363,614
                                                               ----------       ----------
       GROSS PROFIT                                               973,324          607,255
                                                               ----------       ----------

OPERATING EXPENSES
  Selling and marketing                                           418,186          314,528
  General and administrative expenses                             460,775          370,936
                                                               ----------       ----------
       TOTAL OPERATING EXPENSES                                   878,961          685,464
                                                               ----------       ----------

OPERATING INCOME (LOSS)                                            94,363          (78,209)

OTHER (EXPENSE) INCOME                                             (4,064)           1,487
                                                               ----------       ----------
       NET INCOME (LOSS)                                         $ 90,299      $   (76,722)
                                                               ==========      ===========
Basic and diluted net income (loss) per share                    $   0.00      $     (0.00)
                                                               ==========      ===========
Weighted average number of
  common shares outstanding                                    17,468,330       16,968,330
                                                               ===========     ===========




See accompanying notes to unaudited condensed consolidated financial statements.

                                                          FRAGRANCENET.COM, INC.

                                 Condensed Consolidated STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)

--------------------------------------------------------------------------------
                               For the Three Months Ended June 30, 2003 and 2002



CASH FLOWS FROM OPERATING ACTIVITIES                                   2003             2002
                                                                   -----------------------------
 Net income (loss)                                                  $  90,299         $ (76,722)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Depreciation and amortization                                     14,666            14,831
     Non-cash stock compensation expense                                4,555                --
  Changes in assets and liabilities:
     Accounts receivable, net                                         (20,101)           28,090
     Inventory                                                       (141,734)          (53,749)
     Prepaid expenses and other assets                                (30,812)            7,456
     Accounts payable and accrued expenses                             18,178           (45,317)
     Deferred revenue                                                   3,128              (988)
                                                                    ---------          ---------
       TOTAL ADJUSTMENTS                                             (152,120)          (49,677)
                                                                    ---------          ---------
       NET CASH USED IN
         OPERATING ACTIVITIES                                         (61,821)         (126,399)
                                                                    ---------          ---------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Principal payments of capital lease obligations                      (1,062)             (991)
                                                                    ---------          ---------

       NET DECREASE IN CASH AND
         CASH EQUIVALENTS                                             (62,883)         (127,390)

CASH AND CASH EQUIVALENTS - Beginning                                 355,251           389,441
                                                                    ---------         ---------
CASH AND CASH EQUIVALENTS - Ending                                  $ 292,368         $ 262,051
                                                                    =========         =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the periods for:

      Interest                                                      $      57         $     633




See accompanying notes to unaudited condensed consolidated financial statements.

                                                          FRAGRANCENET.COM, INC.

                                       NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                                                            FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - Basis of Presentation

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB of Regulation
       SB. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the unaudited condensed consolidated financial statements. The Company is subject to seasonal variations and the results of operations of these interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the Company's financial statements for the year ended March 31, 2003 and notes thereto included in the Company's annual report on Form 10-KSB.

       During the three months ended June 30, 2003, the Company purchased a substantial portion of its fragrances from two suppliers. Purchases from these suppliers amounted to 30% and 13% of total purchases. At June 30, 2003, amounts due to these suppliers included in accounts payable approximated $56,000 and $49,000.

       During the three months ended June 30, 2002, the Company purchased a substantial portion of its fragrances from two suppliers. Purchases from these suppliers amounted to 52% and 10% of total purchases. At June 30, 2002, amounts due to these suppliers included in accounts payable approximated $60,000 and $25,000.

       Advertising Costs

       Advertising costs are expensed as incurred. Advertising costs approximated $153,000 and $125,000 for the three months ended June 30, 2003 and 2002, respectively.

       Shipping Expenses

       The Company does not charge its customers for shipping costs if the total sale price exceeds a certain threshold. These shipping costs are included in selling and marketing expenses in the consolidated statements of operations. Outbound shipping costs for the shipment of product to customers amounted to approximately $196,000 and $137,000 for the three months ended June 30, 2003 and 2002, respectively.

NOTE 2 - Significant Accounting Policies

       Stock Options and Similar Equity Instruments
       At June 30, 2003, the Company had one stock-based employee plan. As permitted under Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Outstanding options were granted and vested in fiscal 2000. Accordingly, pro forma financial information for the three months ended June 30, 2003 and 2002 is not required.

       New Accounting Pronouncements

       In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies the accounting guidance on
       (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of the SFAS No. 133. SFAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its unaudited condensed consolidated financial position or results of operations.

       In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include (1) mandatorily redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets, and (3) obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its consolidated financial position and results of operations.

       Reclassifications

       Certain reclassifications were made to the prior period financial statements in order to conform to the current period's presentation.

NOTE 3 - Bonus Deferrals

       Pursuant to employment agreements of certain Company executives and a consultant, these individuals were entitled to bonuses in the aggregate of approximately $75,000, 123,400 and 122,500 for the years ended March 31, 2003, 2001 and 2000, respectively. Approximately $38,000 of accrued bonuses and accrued interest was paid in

       July 2002. Accrued bonuses and accrued interest of approximately $329,000 and $325,000 were included in accrued expenses at June 30, 2003 and March 31, 2003, respectively. Payment of the balance of these bonuses is deferred until November 30, 2003. For the three months ended June 30, 2003, the Company has incurred interest at 7% per annum on the bonuses of approximately $4,000, which has been included in interest expense in the consolidated statement of operations.


NOTE 4 - Stockholders' Equity

       On November 25, 2002, the Board of Directors authorized a one for ten reverse stock split. The reverse stock split has not yet been affected.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with the financial statements and notes to the financial statements.

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company's unaudited condensed consolidated statements of operations. There can be no assurance that sales trends will continue in the future.


Three Months Ended June 30,                         2003              2002
--------------------------------------------------------------------------------
Net Sales                                          $2,512,975       $1,970,869

Cost of Sales                                       1,539,651        1,363,614

Gross Profit                                          973,324          607,255

Total Operating Expenses                              878,961          685,464

Income (Loss) from Operations                          94,363          (78,209)

Other (Expense) Income                                 (4,064)           1,487

Net Income (Loss)                                      90,299          (76,722)

Overview

The Company sells brand name fragrances and related products over the Internet through a website located at www.fragrancenet.com. The Company purchases products from over 25 different suppliers and approximately 55% of the time does not purchase the products until they are ordered and paid for by the consumer. Payment, in the case of retail sales, is made by credit card or by check and goods are not shipped to the customer until the check clears and/or authorization from the credit card company is obtained. Approximately 45% of sales are made with inventory purchased in advance of sales. A small number of wholesale customers purchase products on credit. Therefore, accounts receivable balances represent payments due from credit card companies and from new wholesale customers.

Revenues

Revenues for the quarter ended June 30, 2003 increased from the comparable period in 2002. The increase was due to the Company's lowering of prices to achieve a greater conversion of website visitors to purchasers and more aggressive marketing, resulting in an increase of sales of 28% in the current quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002.

Cost of Sales

Cost of sales as a percentage of sales was 61% in the quarter ended June 30, 2003 and 69% in the quarter ended June 30, 2002. The decrease was primarily due to purchasing products at lower prices from existing and new suppliers.

Selling, General and Administrative Expenses

These expenses encompass the entire operations of the business from personnel required to operate the office to website development and hosting of the website. These expenses increased to $878,961 in the quarter ended June 30, 2003 compared to $685,464 in the June 30, 2002 quarter.

Income from Operations

As a result of the Company's increase in sales and higher gross profit the Company realized income from operations of $94,363 for the quarter ended June 30, 2003 as compared to a loss of ($78,209) for the quarter ended June 30, 2002.

Income Taxes

As a result of loss carryforwards, no income taxes were provided for either quarter.

Liquidity, Capital Resources and Changes in Financial Condition

The Company's cash was sufficient to enable it to meet its cash requirements during the quarter ended June 30, 2003. The main requirements for capital are to acquire merchandise for sale over the Internet through the Company website, for the maintenance of the website and for advertising and promotion to bring consumers to the website. The decrease in cash and cash equivalents of $62,883 during the three months ended June 30, 2003 was due primarily to the Company's increase in inventory.

At June 30, 2003 the Company had working capital of $148,367 and cash and cash equivalents of $292,368 as compared to working capital of $54,450 and cash and cash equivalents of $355,251 at March 31, 2003. The Company had net income of $90,299 for the quarter ended June 30, 2003.

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

ITEM 3. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. As of the end of our fiscal quarter ended June 30, 2003, an evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer has concluded that as of the end of that fiscal quarter, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

          It should be noted that while our management believes that our disclosure controls and procedures provide a reasonable level of assurance, they do not expect that our disclosure controls and procedures or internal controls will prevent all error and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

     (b) Changes in internal controls. During the fiscal quarter ended June 30, 2003, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


Part II. Other Information


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      See Exhibit Index

         (b)      Reports on Form 8-K:  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: August 12, 2003                 FRAGRANCENET.COM, INC.
                                       ----------------------------------
                                       (Registrant)



                                       By   /s/ DENNIS M. APFEL
                                       ----------------------------------
                                       Dennis M. Apfel
                                       Chairman, Chief Executive Officer
                                       and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit      Description
-------      -----------
 31          Certification of Chief Executive Officer and Chief Financial
             Officer Pursuant to Rule 13e-14(a)

 32          Certification of Chief Executive Officer and Chief Financial
             Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
