Form 10QSB
period 2003-09-30
FRAGRANCENET COM INC
filed 2003-11-13
CIK 826495

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark one)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the quarterly period ended September 30, 2003

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
                                 (631) 582-5204

               (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS                                      OUTSTANDING AT October 31, 2003
-----                                      -------------------------------
Common Stock, par value                              17,468,330
$ .01 per share

                                                                                      FRAGRANCENET.COM, INC.

                                                                              FORM 10-QSB-September 30, 2003

                                                                                                       Index
------------------------------------------------------------------------------------------------------------


                                                                                                        PAGE
                                                                                                        ----
Part I.  Financial Information


Item 1. Financial Statements

   Condensed Consolidated Balance Sheets at
     September 30, 2003 (Unaudited) and March 31, 2003                                                 3 - 4

   Unaudited Condensed Consolidated Statements of Operations
     for the Three and Six Months Ended September 30, 2003 and 2002                                        5

   Unaudited Condensed Consolidated Statements of Cash Flows for
     the Six Months Ended September 30, 2003 and 2002                                                      6

   Notes to Unaudited Condensed Consolidated Financial Statements                                     7 - 11


Item 2 - Management's Discussion and Analysis
 of Results of Operations and Financial Condition                                                    12 - 14


Item 3 - Controls and Procedures                                                                          15


Part II.  Other Information


Item 6 - Exhibits and Reports on Form 8-K                                                                 15


Signatures                                                                                                16

Exhibit Index                                                                                             17


                          ITEM 1 - FINANCIAL STATEMENTS

                                                          FRAGRANCENET.COM, INC.

                                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                           September 30, 2003 and March 31, 2003
--------------------------------------------------------------------------------


                                                                                September 30,          March 31,
                                                                                     2003                2003
                                                                              ------------------- ------------------
                                                                                 (Unaudited)
CURRENT ASSETS
--------------
  Cash and cash equivalents                                                       $  391,913         $  355,251
  Accounts receivable, net of allowance for returns of $1,000
    in each period                                                                   221,214            142,001
  Inventory                                                                          455,126            256,303
  Prepaid expenses and other current assets                                           48,019             19,770
                                                                                  ----------         ----------


         Total Current Assets                                                      1,116,272            773,325


PROPERTY AND EQUIPMENT, Net                                                           16,079             44,767
-----------------------

INTANGIBLE ASSET, Net                                                                  5,125              5,375
-----------------

OTHER ASSETS                                                                          38,658             23,658
------------                                                                      ----------         ----------


         TOTAL ASSETS                                                             $1,176,134         $  847,125
                                                                                  ==========         ==========

          See accompanying notes to condensed consolidated financial statements.

                                                          FRAGRANCENET.COM, INC.

                                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                           September 30, 2003 and March 31, 2003
--------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  September 30,         March 31,
                                                                       2003               2003
                                                                 ------------------ ------------------
                                                                   (Unaudited)
CURRENT LIABILITIES
-------------------
  Accounts payable                                                   $   407,699       $   213,558
  Accrued expenses                                                       444,787           452,596
  Deferred revenue                                                        57,306            49,108
  Obligation under capital lease                                           1,833             3,613
                                                                     -----------       -----------

       Total Current Liabilities                                         911,625           718,875

  Other Liabilities                                                        4,284             6,498
                                                                     -----------       -----------

       TOTAL LIABILITIES                                                 915,909           725,373
                                                                     -----------       -----------

STOCKHOLDERS' EQUITY
--------------------
  Convertible Series A preferred stock - $.01 par value;
   3,000,000 shares authorized, none issued                                 --                --
  Common stock, $.01 par value; 50,000,000 shares
   authorized, 17,468,330 shares issued and outstanding
   in each period                                                        174,683           174,683
  Additional paid-in capital                                             413,020           413,020
  Unearned compensation                                                   (5,313)          (14,423)
  Accumulated deficit                                                   (322,165)         (451,528)
                                                                     -----------       -----------

         TOTAL STOCKHOLDERS' EQUITY                                      260,225           121,752
                                                                     -----------       -----------

         TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                                                    $ 1,176,134       $   847,125
                                                                     ===========       ===========

          See accompanying notes to condensed consolidated financial statements.

                                                          FRAGRANCENET.COM, INC.

                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

           For the Three Months and Six Months Ended September 30, 2003 and 2002
--------------------------------------------------------------------------------

                                                     Three Months Ended                   Six Months Ended
                                                       September 30,                        September 30,
                                                --------------------------------------------------------------------
                                                     2003          2002                 2003             2002
                                                --------------------------------------------------------------------
NET SALES                                       $  2,711,469   $  2,072,242         $  5,224,444    $  4,043,111
---------

COST OF SALES                                      1,731,255      1,336,309            3,270,906       2,699,923
-------------                                   ------------   ------------         ------------    ------------

          GROSS PROFIT                               980,214        735,933            1,953,538       1,343,188
                                                ------------   ------------         ------------    ------------

OPERATING EXPENSES
------------------
   Selling and marketing                             418,571        321,380              836,757         635,908
   General and administrative expenses               524,226        398,719              985,001         769,655
                                                ------------   ------------         ------------    ------------

          TOTAL OPERATING EXPENSES                   942,797        720,099            1,821,758       1,405,563
                                                ------------   ------------         ------------    ------------

OPERATING INCOME (LOSS)                               37,417         15,834              131,780         (62,375)
-----------------------

OTHER INCOME (EXPENSE)                                 1,647            103               (2,417)          1,590
----------------------                          ------------   ------------         ------------    ------------


       NET INCOME (LOSS)                              39,064         15,937              129,363         (60,785)
                                                ------------   ------------         ------------    ------------


Basic and diluted net income (loss) per share   $       0.00   $       0.00         $       0.01    $      (0.00)
                                                ============   ============         ============    ============

Weighted average number of
   common shares outstanding                      17,468,330     16,968,330           17,468,330      16,968,330
                                                ============   ============         ============    ============

          See accompanying notes to condensed consolidated financial statements.

                                                          FRAGRANCENET.COM, INC.

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                            For the Six Months Ended September 30, 2003 and 2002
--------------------------------------------------------------------------------


                                                                                         2003             2002
                                                                                   ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
 Net income (loss)                                                                     $ 129,363       $ (60,785)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                                                        28,938          29,662
     Non-cash stock compensation expense                                                   9,110            --
  Changes in assets and liabilities:
     Accounts receivable, net                                                            (79,213)          8,589
     Inventory                                                                          (198,823)       (136,994)
     Prepaid expenses and other assets                                                   (43,249)         12,747
     Accounts payable and accrued expenses                                               184,118         (45,628)
     Deferred revenue                                                                      8,198           8,721
                                                                                       ---------       ---------

       TOTAL ADJUSTMENTS                                                                 (90,921)       (122,903)
                                                                                       ---------       ---------

       NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                                                             38,442        (183,688)

CASH FLOWS USED IN INVESTING ACTIVITIES
---------------------------------------
  Principal payments of capital lease obligations                                         (1,780)         (1,998)
                                                                                       ---------       ---------

       NET INCREASE (DECREASE) IN CASH AND
         CASH EQUIVALENTS                                                                 36,662        (185,686)

CASH AND CASH EQUIVALENTS - Beginning                                                    355,251         389,441
-------------------------                                                              ---------       ---------

CASH AND CASH EQUIVALENTS - Ending                                                     $ 391,913       $ 203,755
-------------------------                                                              =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-------------------------------------------------
  Cash paid during the periods for:

      Income taxes                                                                    $     620        $    --
      Interest                                                                        $  15,085        $   5,572



          See accompanying notes to condensed consolidated financial statements.

                                                          FRAGRANCENET.COM, INC.

                                       NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                                                            FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - Basis of Presentation
         ---------------------

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB of Regulation SB. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the unaudited condensed consolidated financial statements. The Company is subject to seasonal variations and the results of operations of these interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the Company's consolidated financial statements for the year ended March 31, 2003 and notes thereto included in the Company's annual report on Form 10-KSB.


NOTE 2 - Significant Accounting Policies
         -------------------------------

       Stock Options and Similar Equity Instruments
       --------------------------------------------
       At June 30, 2003, the Company had one stock-based employee plan. As permitted under Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Outstanding options were granted and vested in fiscal 2000. Accordingly, pro forma financial information for the three and six months ended September 30, 2003 and 2002 is not required.

       New Accounting Pronouncements
       -----------------------------
       In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of the SFAS No. 133. SFAS No. 149 also amends certain other existing

                                                          FRAGRANCENET.COM, INC.

                                       NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                                                            FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - Significant Accounting Policies, continued
         --------------------------------

       New Accounting Pronouncements, continued
       ------------------------------
       pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective
       (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on the Company's unaudited condensed consolidated financial position and results of operations.

       In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include (1) mandatorily redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets, and (3) obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's unaudited condensed consolidated financial position and results of operations.

       Management Estimates
       --------------------
       The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

       Advertising Costs
       -----------------
       Advertising costs are expensed as incurred. Advertising costs approximated $144,000 and $118,000 for the three months ended September 30, 2003 and 2002, respectively and $297,000 and $243,000 for the six months ended September 30, 2003 and 2002, respectively.

                                                          FRAGRANCENET.COM, INC.

                                       NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                                                            FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - Significant Accounting Policies, continued
         --------------------------------

       Shipping Expenses
       -----------------
       The Company does not charge its customers for shipping costs if the total sale price exceeds a certain threshold. These shipping costs are included in selling and marketing expenses in the unaudited condensed consolidated statements of operations. Outbound shipping costs for the shipment of product to customers approximated $185,000 and $145,000 for the three months ended September 30, 2003 and 2002, respectively and $381,000 and $282,000 for the six months ended September 30, 2003 and 2002, respectively.

       Reclassifications
       -----------------
       Certain reclassifications were made to the prior period financial statements in order to conform to the current period's presentation.


NOTE 3 - Bonus Accrual
         -------------

       Pursuant to employment agreements of certain Company executives and a consultant, these individuals were entitled to bonuses in the aggregate of approximately $75,000, $123,400 and $122,500 for the years ended March 31, 2003, 2001 and 2000, respectively. Approximately $15,000 of accrued interest and $38,000 of accrued bonuses and interest were paid in July 2003 and 2002, respectively. Accrued bonuses and interest of approximately $319,000 and $325,000 were included in accrued expenses at September 30, 2003 and March 31, 2003, respectively. For the six months ended September 30, 2003, the Company incurred interest at 7% per annum on unpaid bonuses of approximately $8,600, which has been included in interest expense in the unaudited condensed consolidated statement of operations.


NOTE 4 - Concentration with Suppliers
         ----------------------------

       During the three months ended September 30, 2003, the Company purchased a substantial portion of its fragrances from two suppliers. Purchases from these suppliers amounted to 28% and 13%, respectively of total purchases. At September 30, 2003, amounts due to these suppliers included in accounts payable approximated $50,000 and $24,000, respectively.

                                                          FRAGRANCENET.COM, INC.

                                       NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                                                            FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - Concentration with Suppliers, continued
         -----------------------------

       During the three months ended September 30, 2002, the Company purchased a substantial portion of its fragrances from two suppliers. Purchases from these suppliers amounted to 39% and 16%, respectively of total purchases. At September 30, 2002, amounts due to these suppliers included in accounts payable approximated $52,000 and $49,000, respectively.

       During the six months ended September 30, 2003, the Company purchased a substantial portion of its fragrances from two suppliers. Purchases from these suppliers amounted to 29% and 13%, respectively of total purchases.

       During the six months ended September 30, 2002, the Company purchased a substantial portion of its fragrances from two suppliers. Purchases from these suppliers amounted to 46% and 13%, respectively of total purchases.


NOTE 5 - Stockholders' Equity
         --------------------

       On November 25, 2002, the Board of Directors authorized a one for ten reverse stock split. The reverse stock split has not yet been effected.


NOTE 6 - Employment Agreements
         ---------------------

       In August 2003, the Company entered into employment agreements with its Chief Executive Officer, Chief Operating Officer and Vice President that include annual base salaries of $175,000, $290,000 and $125,000, respectively. In addition, each executive is entitled to an incentive bonus equal to one percent (1%) of the Company's sales in excess of target sales, as defined. For the fiscal year ending March 31, 2004, target sales are $10,000,000. The base salaries identified above shall be increased annually by an amount equal to the incentive bonuses earned by the executives in the prior fiscal year. These employment agreements terminate upon the executive's separation from the Company at which time certain amounts may be paid, as defined, to the executive or designated beneficiaries. In addition, upon termination of the Chief Executive Officer's Employment Agreement, the Company will be obligated to that executive under a Consulting Agreement for a period of ten (10) years. Annual compensation under the Consulting Agreement shall be equal to the sum of 75% of the executive's highest rate of salary with the Company in effect during the one-year period ending on the date of termination plus 50% of the executive's average incentive bonus with respect to the last five (5) completed fiscal years of the Company preceding the date of termination, payable in equal monthly installments in advance on the first day of each month during the consulting period.

                                                          FRAGRANCENET.COM, INC.

                                       NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                                                            FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - Note Payable, Bank
         ------------------

       In September 2003, the Company entered into a credit facility agreement with Fleet National Bank ("Fleet") consisting of a $250,000 line of credit. Advances under the line shall bear annual interest at a rate equal to Fleet's prime rate plus 0.50%, as defined. The agreement requires monthly installments of interest only and principal advances are due and payable on demand. At September 30, 2003, the Company did not have any outstanding balance under the line of credit. The line of credit is collateralized by the Company's Fleet Money Market bank account and is personally guaranteed by the Company's Chief Executive Officer. In addition, the Company is required to maintain certain financial and other covenants.


NOTE 8 - Subsequent Event
         ----------------

       In October 2003, the Company entered into a term loan agreement with Fleet consisting of a $26,000 promissory note. Proceeds from the note were used to purchase a vehicle for use in the day to day operations of the Company. The note bears interest at 5.13% per annum and is payable in 36 monthly installments of principal and interest. The promissory note is collateralized by the vehicle and is personally guaranteed by the Company's Chief Executive Officer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes to the condensed consolidated financial statements.

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company's statements of operations. There can be no assurance that sales trends will continue in the future.

Three Months Ended September 30                      2003              2002
--------------------------------------------------------------------------------
Net sales                                         $ 2,711,469       $ 2,072,242

Cost of sales                                       1,731,255         1,336,309

Gross profit                                          980,214           735,933

          Total Operating Expenses                    942,797           720,099

Operating income                                       37,417            15,834

Other income                                            1,647               103
                                                  -----------       -----------

          Net Income                              $    39,064       $    15,937
                                                  ===========       ===========


Six Months Ended September 30                         2003              2002
--------------------------------------------------------------------------------
Net sales                                         $ 5,224,444       $ 4,043,111

Cost of sales                                       3,270,906         2,699,923

Gross profit                                        1,953,538         1,343,188

          Total Operating Expenses                  1,821,758         1,405,563

Operating income (loss)                               131,780           (62,375)

Other (expense) income                                 (2,417)            1,590
                                                  -----------       -----------

          Net Income (Loss)                       $   129,363       $   (60,785)
                                                  ===========       ===========

Overview

The Company sells brand name fragrances and related products over the Internet through a website located at www.fragrancenet.com. The Company purchases products from over 25 different suppliers and 55% of the time does not purchase the products until they are ordered and paid for by the consumer. Payment, in the case of retail sales, is made by credit card or by check and goods are not shipped to the customer until the check clears and/or authorization from the credit card company is obtained. Approximately 45% of sales are made with inventory purchased in advance of sales. A small number of sales to wholesale customers are on credit. Therefore, accounts receivable balances represent payments due from credit card companies and from wholesale customers.

Net Sales

Net sales for the three months ended September 30, 2003 increased to $2,711,469 or 31% compared to the comparable period in 2002 which was $2,072,242. Net sales for the six months ended September 30, 2003 increased to $5,244,444 or 30% more than the comparable period in 2002 which was $4,043,111. The increases were due to a reduction of sales prices creating a better conversion of website visitors to purchasers.

Cost of Sales

Cost of sales as a percentage of sales was 64% in the three months ended September 30, 2003 and 64% in the comparable quarter in 2002. Cost of sales as a percentage of sales was 63% for the six months ended September 30, 2002 and 67% for the comparable period in 2002. The decrease was primarily due to better purchasing of inventory at more favorable prices.

Selling, General and Administrative Expenses

These expenses encompass the entire operations of the business from personnel required to operate the office to development and hosting of the website. These expenses increased to $942,797 for the three months ended September 30, 2003 compared to $720,099 for the three months ended September 30, 2002. These expenses increased to $1,821,758 for the six months ended September 30, 2003 compared to $1,405,563 for the comparable period in 2002. As a percentage of sales, for the three months ended September 30, 2003, these expenses were 35% of sales as compared to 35% for the three months September 30, 2002. For the six months ended September 30, 2003 and the six months ended September 30, 2002, these expenses as a percentage of sales remained at 35%. As a percent of revenue, selling expenses and general and administrative expenses remained the same despite the increased sales. This was due to greater efficiency in all areas of the business.

Operating Income (Loss)

The Company posted operating income of $37,417 for the three months ended September 30, 2003 compared to operating of $15,834 for the comparable period in 2002. The Company posted operating income of $131,780 for the six month period ended September 30, 2003 compared to an operating loss of ($62,375) for the comparable period in 2002.

Income Taxes

Due to the utilization of net operating loss carryforwards, no income taxes were provided for the three and six months ended September 30, 2003 and 2002.

Liquidity, Capital Resources and Changes in Financial Condition

At September 30, 2003 the Company had working capital of $204,647 and cash and cash equivalents of $319,913 as compared working capital of $54,450 and cash and cash equivalents of $355,251 at March 31, 2003. The Company's cash and cash equivalents were sufficient to enable it to meet its cash requirements during the period ended September 30, 2003. There was an increase in cash and cash equivalents of $36,662 during the six months ended September 30, 2003. The increase in cash and cash equivalents was due primarily to the Company's operating income and better credit terms from vendors. The main requirements for capital are to acquire merchandise for sale over the Internet through the Company website, for the maintenance of the website and for advertising and promotion to bring consumers to the website.

In September 2003, the Company entered into a credit facility agreement with Fleet National Bank ("Fleet") consisting of a $250,000 line of credit. Advances under the line shall bear annual interest at a rate equal to Fleet's prime rate plus 0.50%, as defined. The agreement requires monthly installments of interest only and principal advances are due and payable on demand. At September 30, 2003, the Company did not have any outstanding balance under the line of credit. The line of credit is collateralized by the Company's Fleet Money Market bank account and is personally guaranteed by the Company's Chief Executive Officer. In addition, the Company is required to maintain certain financial and other covenants.

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

ITEM 3. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. As of the end of our fiscal quarter ended September 30, 2003, an evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer has concluded that as of the end of that fiscal quarter, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

          It should be noted that while our management believes that our disclosure controls and procedures provide a reasonable level of assurance, they do not expect that our disclosure controls and procedures or internal controls will prevent all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

     (b) Changes in internal controls. During the fiscal quarter ended September 30, 2003, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


Part II.  Other Information


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  See Exhibit Index

     (b)  Reports on Form 8-K: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: November 10, 2003               FRAGRANCENET.COM, INC.
                                       ---------------------------------------
                                       (Registrant)



                                       By   /s/ DENNIS M. APFEL
                                       --------------------------------------
                                       Dennis M. Apfel
                                       Chairman, Chief Executive Officer
                                       and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit          Description
-------          -----------
   4.1           Line of Credit Agreement, dated as of September 23, 2003, between Fragrancenet.com, Inc.
                 and Fleet National Bank
   4.2           Letter to the Securities and Exchange Commission agreeing to furnish copies of certain debt instruments
  10.1           Form of Employment Agreement of Dennis M. Apfel
  10.2           Form of Employment Agreement of Eric J. Apfel
  10.3           Form of Employment Agreement of Jason S. Apfel
  31.1           Rule 13e-14(a) Certification of Chief Executive Officer and Chief Financial Officer
  32.1           Section 1350 Certification of Chief Executive Officer and Chief Financial Officer