Form 10QSB
period 2003-12-31
FRAGRANCENET COM INC
filed 2004-02-13
CIK 826495

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark one)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.
           For the quarterly period ended December 31, 2003
                                       OR
      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from _____ to _____

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


CLASS                                       OUTSTANDING AT January 31, 2004
-----                                       -------------------------------
Common Stock, par value                               17,468,330
$ .01 per share

                                                          FRAGRANCENET.COM, INC.

                                                   FORM 10-QSB-December 31, 2003

                                                                           Index

--------------------------------------------------------------------------------

                                                                               PAGE
                                                                               ----
Part I.  Financial Information

Item 1. Financial Statements

   Condensed Consolidated Balance Sheets at
     December 31, 2003 (Unaudited) and March 31, 2003                           3 - 4

   Unaudited Condensed Consolidated Statements of Income
     for the Three and Nine Months Ended December 31, 2003 and 2002                 5

   Unaudited Condensed Consolidated Statements of Cash Flows for
     the Nine Months Ended December 31, 2003 and 2002                           6 - 7

   Notes to Unaudited Condensed Consolidated Financial Statements              8 - 12


Item 2 - Management's Discussion and Analysis
 of Results of Operations and Financial Condition                             13 - 15


Item 3 - Controls and Procedures                                                   16


Part II.  Other Information


Item 6 - Exhibits and Reports on Form 8-K                                          16


Signatures                                                                         17

Exhibit Index                                                                      18


                          ITEM 1 - FINANCIAL STATEMENTS

                                                          FRAGRANCENET.COM, INC.

                                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                            December 31, 2003 and March 31, 2003
--------------------------------------------------------------------------------



                                                                           December 31,       March 31,
                                                                               2003             2003
                                                                           ------------       ---------
                                                                           (Unaudited)
CURRENT ASSETS
--------------
  Cash and cash equivalents                                                $1,252,729         $355,251
  Accounts receivable, net of allowance for returns of $1,000
    in each period                                                            248,011          142,001
  Inventory                                                                   703,000          256,303
  Deferred tax asset                                                          118,800               --
  Prepaid expenses and other current assets                                    21,507           19,770
                                                                           ----------         --------


         Total Current Assets                                               2,344,047          773,325


PROPERTY AND EQUIPMENT, Net                                                    89,092           44,767


INTANGIBLE ASSET, Net                                                           5,000            5,375

OTHER ASSETS                                                                   23,658           23,658
                                                                           ----------         --------


         TOTAL ASSETS                                                      $2,461,797         $847,125
                                                                           ==========         ========







         See accompanying notes to condensed consolidated financial statements.

                                                          FRAGRANCENET.COM, INC.

                                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                            December 31, 2003 and March 31, 2003

--------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                 December 31,        March 31,
                                                                                     2003              2003
                                                                                -------------     --------------
                                                                                 (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                                              $   955,204         $ 213,558
  Accrued expenses                                                                  665,890           452,596
  Accrued income taxes                                                              113,800                --
  Current portion - long-term debt                                                    8,261                --
  Deferred revenue                                                                   63,443            49,108
  Obligation under capital lease                                                        740             3,613
                                                                                -----------        ----------


       Total Current Liabilities                                                  1,807,338           718,875


  Long-term debt                                                                     17,113                --
  Other liabilities                                                                   2,673             6,498
                                                                                -----------        ----------


       TOTAL LIABILITIES                                                          1,827,124           725,373
                                                                                 ----------          --------

STOCKHOLDERS' EQUITY
  Convertible Series A preferred stock - $.01 par value;
  3,000,000 shares authorized, none issued                                               --                --
  Common stock, $.01 par value; 50,000,000 shares
  authorized, 17,468,330 shares issued and outstanding
  in each period                                                                    174,683           174,683
  Additional paid-in capital                                                        413,020           413,020
  Unearned compensation                                                                (758)          (14,423)
  Retained earnings (accumulated deficit)                                            47,728          (451,528)
                                                                                -----------          --------


         TOTAL STOCKHOLDERS' EQUITY                                                 634,673           121,752
                                                                                -----------          --------

         TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                                                                $2,461,797         $ 847,125
                                                                                ===========         =========






         See accompanying notes to condensed consolidated financial statements.

                                                          FRAGRANCENET.COM, INC.

                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

           For the Three Months and Nine Months Ended December 31, 2003 and 2002
--------------------------------------------------------------------------------



                                                                     Three Months Ended              Nine Months Ended
                                                                         December 31,                   December 31,
                                                            -------------------------------------------------------------------
                                                                  2003             2002               2003              2002
                                                            --------------------------------------------------------------------

NET SALES                                                     $ 5,582,058      $ 4,132,261         $10,806,502       $ 8,175,372

COST OF SALES                                                   3,455,597        2,648,669           6,726,503         5,348,592
                                                              -----------      -----------         -----------       -----------

      GROSS PROFIT                                              2,126,461        1,483,592           4,079,999         2,826,780
                                                              -----------      -----------         -----------       -----------

OPERATING EXPENSES
  Selling and marketing                                           938,426          615,552           1,775,183         1,251,460
  General and administrative expenses                             817,321          577,384           1,802,322         1,347,039
                                                              -----------      -----------         -----------       -----------

      TOTAL OPERATING EXPENSES                                  1,755,747        1,192,936           3,577,505         2,598,499
                                                              -----------      -----------         -----------       -----------


INCOME FROM OPERATIONS                                            370,714          290,656             502,494           228,281


OTHER (EXPENSE) INCOME                                             (4,171)            (147)             (6,588)            1,443
                                                              -----------      -----------         -----------       -----------

INCOME BEFORE PROVISION FOR
 INCOME TAXES                                                     366,543          290,509             495,906           229,724

INCOME TAX BENEFIT
                                                                   (3,350)              --              (3,350)               --
                                                              -----------      -----------         -----------       -----------

     NET INCOME                                                   369,893          290,509             499,256           229,724
                                                              -----------      -----------         -----------       -----------

Basic and diluted net income per share                        $      0.02           $ 0.02         $      0.03           $  0.01
                                                              ===========      ===========         ===========       ===========

Weighted average number of
 common shares outstanding                                     17,468,330       16,968,330          17,468,330        16,968,330
                                                              ===========      ===========         ===========       ===========





          See accompanying notes to condensed consolidated financial statements.

                                                          FRAGRANCENET.COM, INC.

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                            For the Nine Months Ended December 31, 2003 and 2002
--------------------------------------------------------------------------------


                                                                    2003             2002
                                                                -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                     $  499,256         $ 229,724
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                  54,014            44,493
     Deferred income taxes                                        (118,800)               --
     Non-cash stock compensation expense                            13,665                --
  Changes in assets and liabilities:
     Accounts receivable, net                                     (106,010)          (45,237)
     Inventory                                                    (446,697)         (298,850)
     Prepaid expenses and other assets                              (1,737)           16,503
     Accounts payable and accrued expenses                         951,115           450,706
     Accrued income taxes                                          113,800                --
     Deferred revenue                                               14,335             9,880
                                                                ----------         ---------

       TOTAL ADJUSTMENTS                                           473,685           177,495
                                                                ----------         ---------

       NET CASH PROVIDED BY
         OPERATING ACTIVITIES                                      972,941           407,219
                                                                ----------         ---------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Expenditure for property and equipment                           (97,964)               --
                                                                ----------         ---------

CASH FLOWS FROM FINANCING ACTIVITES:

   Proceeds from long-term debt                                     26,000                --
   Principal payments of capital lease obligations                  (2,873)           (3,024)
   Principal payments of long-term debt                               (626)               --
                                                                ----------         ---------

    Net Cash Provided By (Used In) Financing Activities             22,501            (3,024)
                                                                ----------         ---------

       NET INCREASE IN CASH AND
         CASH EQUIVALENTS                                          897,478           404,195

CASH AND CASH EQUIVALENTS - Beginning                              355,251           389,441
                                                                ----------         ---------

CASH AND CASH EQUIVALENTS - Ending                              $1,252,729         $ 793,636
                                                                ==========         =========



          See accompanying notes to condensed consolidated financial statements.

                                                          FRAGRANCENET.COM, INC.

                            For the Nine Months Ended December 31, 2003 and 2002
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the periods for:

      Income taxes                                                  $  1,650         $      --
      Interest                                                       $15,266            $5,799







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


NOTE 2 - Significant Accounting Policies

       Stock Options and Similar Equity Instruments

       At June 30, 2003, the Company had one stock-based employee plan. As permitted under Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Financial Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No.
       25. No stock-based employee compensation cost is reflected in operations, as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant. Outstanding options were granted and vested in fiscal 2000. Accordingly, pro forma financial information for the three and nine months ended December 31, 2003 and 2002 is not required.

                                                          FRAGRANCENET.COM, INC.

                                       NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                                                            FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2 - Significant Accounting Policies, continued

       New Accounting Pronouncements

       In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts), and (2) hedging activities that fall within the scope of the SFAS No. 133. SFAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on the Company's unaudited condensed consolidated financial position and results of operations.


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


       In January 2003, as revised December 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN No. 46 is effective for the Company for the periods ending after December 15, 2003 for certain special purpose entities and after December 15, 2004 for certain types of variable interest entities. The Company does not expect that the adoption of FIN No. 46 will have a material effect on its consolidated financial statements.

                                                          FRAGRANCENET.COM, INC.

                                       NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                                                            FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - Significant Accounting Policies, continued

       Management Estimates
       The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

       Advertising Costs
       Advertising costs are expensed as incurred. Advertising costs approximated $374,000 and $259,000 for the three months ended December 31, 2003 and 2002, respectively, and $672,000 and $502,000 for the nine months ended December 31, 2003 and 2002, respectively.

       Shipping Expenses
       The Company does not charge its customers for shipping costs if the total sale price exceeds a certain threshold. These shipping costs are included in selling and marketing expenses in the unaudited condensed consolidated statements of operations. Outbound shipping costs for the shipment of product to customers approximated $407,000 and $268,000 for the three months ended December 31, 2003 and 2002, respectively, and $787,000 and $550,000 for the nine months ended December 31, 2003 and 2002, respectively.

       Reclassifications
       Certain reclassifications were made to the prior period financial statements in order to conform to the current period's presentation.


NOTE 3 - Bonus Accrual


       Pursuant to employment agreements of certain Company executives described in Note 6 and a consultant, these individuals were entitled to certain incentive bonuses. For the nine months ended December 31, 2003, the Company incurred interest expense at 7% per annum on unpaid bonuses of approximately $12,700, which has been included in interest expense in the unaudited condensed consolidated statement of operations. Accrued bonuses and interest of approximately $398,000 and $325,000 were included in accrued expenses at December 31, 2003 and March 31, 2003, respectively.

                                                          FRAGRANCENET.COM, INC.

                                       NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                                                            FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 4 - Concentration with Suppliers

       During the three months ended December 31, 2003, the Company purchased a substantial portion of its fragrances from two suppliers. Purchases from these suppliers amounted to 27% and 11%, respectively of total purchases. At December 31, 2003, amounts due to these suppliers included in accounts payable approximated $76,000 and $80,000, respectively.

       During the three months ended December 31, 2002, the Company purchased a substantial portion of its fragrances from two suppliers. Purchases from these suppliers amounted to 30% and 11%, respectively, of total purchases.

       During the nine months ended December 31, 2003, the Company purchased a substantial portion of its fragrances from two suppliers. Purchases from these suppliers amounted to 27% and 12%, respectively, of total purchases.

       During the nine months ended December 31, 2002, the Company purchased a substantial portion of its fragrances from two suppliers. Purchases from these suppliers amounted to 38% and 12%, respectively, of total purchases.


NOTE 5 - Stockholders' Equity


       On November 25, 2002, the stockholders of the Company approved a one for ten reverse stock split. The reverse stock split has not yet been effected.



NOTE 6 - Employment Agreements

       In August 2003, the Company entered into employment agreements with its Chief Executive Officer, Chief Operating Officer and Vice President that include annual base salaries of $175,000, $290,000 and $125,000, respectively. In January 2004, the Vice President received an increase in salary of $50,000 bringing his base salary to $175,000. In addition, each executive is entitled to an incentive bonus equal to one percent (1%) of the Company's sales in excess of target sales, as defined. For the fiscal year ending March 31, 2004, target sales are $10,000,000. The base salaries shall be increased annually by an amount equal to the incentive bonuses earned by the executives in the prior fiscal year. These employment agreements terminate upon the executive's separation from the Company at which time certain amounts may be paid, as defined, to the executive or designated beneficiaries. In addition, upon termination of the Chief Executive Officers' Employment Agreement, the Company will be obligated to retain that executive under a Consulting Agreement for a period of ten (10) years. Annual compensation under the

                                                          FRAGRANCENET.COM, INC.

                                       NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                                                            FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 6 - Employment Agreements, continued

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


NOTE 7 - Notes Payable, Bank


       In September 2003, the Company entered into a credit facility agreement with Fleet National Bank ("Fleet") consisting of a $250,000 line of credit. Advances under the line shall bear annual interest at a rate equal to Fleet's prime rate (4% at December 31, 2003) plus 0.50%, as defined. The agreement requires monthly installments of interest only and principal advances are due and payable on demand. At December 31, 2003, the Company did not have any outstanding balance under the line of credit. The line of credit is collateralized by the Company's Fleet Money Market bank account and is personally guaranteed by the Company's Chief Executive Officer. In addition, the Company is required to maintain certain financial and other covenants.


       In October 2003, the Company entered into a term loan agreement with Fleet consisting of a $26,000 promissory note. Proceeds from the note were used to purchase a vehicle for use in the day to day operations of the Company. The note bears interest at 5.13% per annum and is payable in 36 monthly installments of principal and interest. The promissory note is collateralized by the vehicle and is personally guaranteed by the Company's Chief Executive Officer. As of December 31, 2003, the Company owes approximately $25,400, of which approximately $8,300 is classified as a current liability and the balance is classified as a long term liability.


NOTE 8 - Income Tax Benefit


       During the period ended December 31, 2003, the Company utilized all of its remaining net operating loss carryforwards amounting to approximately $300,000. As a result, the Company recorded a current income tax provision of $115,450. The Company also recorded a deferred tax benefit of $118,800 as a result of the Company eliminating its deferred tax asset valuation allowance of approximately $239,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes to the condensed consolidated financial statements.

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company's condensed statements of income. There can be no assurance that sales trends will continue in the future.


Three Months Ended December 31                                   2003                2002
-----------------------------------------------------------------------------------------------
Net sales                                                      $5,582,058          $4,132,261

            Cost of sales                                       3,455,597           2,648,669

Gross profit                                                    2,126,461           1,483,592


      Total operating expenses                                  1,755,747           1,192,936

Income from operations                                            370,714             290,656


Other expense                                                      (4,171)               (147)


Income tax benefit                                                 (3,350)                 --
                                                               ----------          ----------

      Net Income                                               $  369,893          $  290,509
                                                               ==========          ==========


Nine Months Ended December 31                                     2003                2002
----------------------------------------------------------------------------------------------
Net sales                                                     $10,806,502          $8,175,372

Cost of sales                                                   6,726,503           5,348,592

Gross profit                                                    4,079,999           2,826,780

      Total operating expenses                                  3,577,505           2,598,499


Income from operations                                            502,494             228,281


Other (expense) income                                             (6,588)              1,443

Income tax benefit                                                 (3,350)                --
                                                               ----------          ----------

      Net Income                                               $  499,256          $  229,724
                                                               ==========          ==========


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

Net Sales


Net sales for the three months ended December 31, 2003 increased to $5,582,058 or 35% compared to the comparable period in 2002, which was $4,132,261. Net sales for the nine months ended December 31, 2003 increased to $10,806,502 or 32% more than the comparable period in 2002 which was $8,175,372. The increases were due to a reduction of sales prices which better converts website visitors to purchasers.


Cost of Sales

Cost of sales as a percentage of sales was 62% in the three months ended December 31, 2003 and 64% in the comparable quarter in 2002. Cost of sales as a percentage of sales was 62% for the nine months ended December 31, 2003 and 65% for the comparable period in 2002. The decrease was primarily due to better purchasing of inventory at more favorable prices.

Selling, General and Administrative Expenses


These expenses encompass the entire operation of the business from personnel required to operate the office to development and hosting of the website. The expenses increased to $1,755,747 for the three months ended December 31, 2003 compared to $1,192,936 for the three months ended December 31, 2002. The expenses increased to $3,577,505 for the nine months ended December 31, 2003 compared to $2,598,499 for the comparable period in 2002. As a percentage of sales, for the three months ended December 31, 2003, the expenses were 31% of sales as compared to 29% for the three months December 31, 2002. For the nine months ended December 31, 2003 and the nine months ended December 31, 2002 expenses as a percentage of sales remained at 33% and 32%, respectively.


Operating Income


The Company posted operating income of $370,714 for the three months ended December 31, 2003 compared to operating income of $290,656 for the comparable period in 2002. The Company posted operating income of $502,494 for the nine month period ended December 31, 2003 compared to an operating income of $228,281 for the comparable period in 2002.

Income Taxes


Net operating loss carryforwards were fully utilized for the three and nine months ended December 31, 2003, requiring a provision for income taxes of $115,450 offset by a deferred tax benefit of $118,800. Due to the utilization of net operating loss carryforwards, no income taxes were provided for the three and nine months ended December 31, 2002.


Liquidity, Capital Resources and Changes in Financial Condition


At December 31, 2003 the Company had working capital of $536,709 and cash and cash equivalents of $1,252,729 as compared to working capital of $54,450 and cash and cash equivalents of $355,251 at March 31, 2003. The Company's cash and cash equivalents were sufficient to enable it to meet its cash requirements during the period ended December 31, 2003. There was an increase in cash and cash equivalents of $897,478 during the nine months ended December 31, 2003. The increase in cash and cash equivalents was due primarily to the Company's operating income and better credit terms from vendors. The main requirements for capital are to acquire merchandise for sale over the Internet through the Company website, for the maintenance of the website and for advertising and promotion to bring consumers to the website.


In September 2003, the Company entered into a credit facility agreement with Fleet National Bank ("Fleet") consisting of a $250,000 line of credit. Advances under the line shall bear annual interest at a rate equal to Fleet's prime rate plus 0.50%, as defined. The agreement requires monthly installments of interest only and principal advances are due and payable on demand. At December 31, 2003, the Company did not have any outstanding balance under the line of credit. The line of credit is collateralized by the Company's Fleet Money Market bank account and is personally guaranteed by the Company's Chief Executive Officer. In addition, the Company is required to maintain certain financial and other covenants.

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

ITEM 3. CONTROLS AND PROCEDURES

       (a) Evaluation of disclosure controls and procedures. As of the end of our fiscal quarter ended December 31, 2003, an evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer has concluded that as of the end of that fiscal quarter, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

       (b) Changes in internal controls. During the fiscal quarter ended December 31, 2003, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


Part II.  Other Information


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      See Exhibit Index

         (b)      Reports on Form 8-K:  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: February 12, 2004             FRAGRANCENET.COM, INC.
                                     ------------------------------------
                                     (Registrant)



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