Form 10KSB
period 2004-03-31
FRAGRANCENET COM INC
filed 2004-06-29
CIK 826495

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 or 15 (d)

                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                              Commission file number
March 31, 2004                                                0-16819
--------------                                                -------

                             FRAGRANCENET.COM, INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                         94-3054267
----------------------------                       ----------------------------
  (State of incorporation)                           (IRS Employer ID Number)

      909 Motor Parkway, Hauppauge, New York           11788
     ----------------------------------------          -----
     (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:  (631) 582-5204

Securities registered pursuant to Section 12 (b) of the Exchange Act:  None

Securities registered pursuant to Section 12 (g) of the Exchange Act:

                                                   Number of Shares Outstanding
       Title of Class                                  as of March 31, 2004
----------------------------                           --------------------
Common Stock, $.01 par value                                17,468,330

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
YES  X    NO____
    ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB X
                 ---

Issuer's revenues for its most recent fiscal year:  $14,705,427
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price for such common equity on June 25, 2003 is approximately $2,529,832.

The number of shares outstanding of the Issuer's common stock, as of June 25, 2004:

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

                                     PART I

Item 1.           Business

         FragranceNet.com, Inc. ("FragranceNet" or the "Company") operates one of the world's largest Internet discount fragrance store offering more than 6,000 brand-name fragrances, scented candles, aromatherapy and hair care products at the lowest prices. By combining an extensive selection with free U.S. shipping and handling on orders over $60, FragranceNet customers are treated to a unique and easy shopping experience. FragranceNet recently formed a new entity, which is wholly-owned, under the name of FragranceNet Wholesales, Inc. to pursue the wholesale sale of fragrances and related products. The wholesale business is in its infancy and generated sales during the fiscal year ended March 31, 2004 of approximately $1.5 million. FragranceNet performs fulfillment services for companies who pay a fee for the Company to fulfill orders from other websites. These fees represent incremental income to the Company performed within our current warehouse space, with our current employees.

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

         As of March 31, 2004, 17,4689,330 shares of Common Stock were issued and outstanding.

              The Online Store

         The Company operates an online store that specializes in the sale of brand-name fragrances, bath and body products, gels, candles, hair care products, powders and soaps directly to the consumer. The Company sells women's and men's products and does not sell any imitations or knock-offs. FragranceNet now offers its customers over 6,000 products at discounts of up to 60%. In addition, FragranceNet offers free shipping within the United States on all orders over $60. The products sold by the Company include major brands, hard-to-find and discontinued items. Visitors to the FragranceNet site find a user-friendly vehicle for purchase of products. The online store has search capability by price, name and type of scent. There is a reminder club that users may register with to be reminded by e-mail 2 weeks before any birthday or anniversary. The site was redesigned for the Christmas 2003 quarter and added many additional user-friendly features including online tracking of products.

         Within seconds following every order placed with FragranceNet, the Company sends an e-mail confirmation detailing all aspects of the customer's order. The Company has available live customer service representatives to answer questions a consumer may have either about their order or about a particular fragrance.

         The Company has integrated over 85 suppliers into its business that allows for availability of over 6,000 items on a daily basis and, due to the many sources of merchandise, contributes to the high gross profit percentage FragranceNet enjoys. The inventory is real time and can be adjusted many times each day if necessary. Approximately 75% of sales is made with inventory purchased in advance of sales and 25% of sales is made with inventory purchased by the Company when a consumer buys it and has paid for it. Customer payment is made by check or credit card and the goods are not shipped to the customer until the check clears or authorization from the credit card company is obtained. A small number of wholesale customers are on credit. Therefore, accounts receivable balances represent payments due from credit card companies and wholesale customers. The Company has provided an allowance for product returns, which have been minimal. Certain accounts receivable are also from companies for which FragranceNet does fulfillment. This past December 2003, the Company began selling its fragrance products on Amazon.com.

         FragranceNet's online store provides its customers with superior features, pricing and convenience. The online store offers consumers over 6,000 fragrances and related products.

They are displayed in a framed format, which allows for easy and simple navigation with one button click. There are special sections of the store offering gift sets and specials, women's fragrances, men's fragrances, scented candles, aromatherapy, hair care products and customer service. The online store features the ability to search for any fragrance by name, price and/or type of scent such as fruity, oriental and/or spicy. The online store features a simple click of a button to add items to the customer's shopping cart and to check out on a secure server. The site also permits the addition and subtraction of items with a simple click of a button. When the customer is finished shopping, clicking on the checkout button allows for easy checkout with the customer having three options of payment. The customer can pay by credit card over a secure server; they can fill out all information and send a check, or they can call or fax their credit card information to customer service.

              Market Opportunity

         The worldwide fragrance market is estimated to be in excess of $20 billion of which approximately $6 billion are U.S. sales. Approximately five percent of FragranceNet's sales for fiscal 2004 were to international customers. However, there is no assurance the Company can maintain its market share. FragranceNet is recognized as a market leader in the sale of fragrances over the Internet.

              Strategy

         FragranceNet's strategy is based upon the belief that if you provide brand-name fragrances and related products at discount prices and add to that free U.S. shipping on orders over $60, and live customer service representatives who are knowledgeable in the fragrance industry, the Company should be able to continue to attract new customers and grow. The Company has added hair care products to its online offerings in the belief that this product category would require more frequent visits to the online store for replenishment than fragrance products. Each such visit is an opportunity for the Company to market to these frequently returning customers. FragranceNet believes there is strong demand for its products, delivery system and discounts. The Company also believes that it has the ability to combine its expertise in marketing, unique supplier arrangements and overall strategy to become the most dominant player in its marketplace. The same strategy is employed in the wholesale business.

              Partnerships

         FragranceNet is featured in major search engines, such as Yahoo!, Google, Overture, AOL, Findwhat, BizRate, Shopping.com., Frugal, and MySimon. In addition, the Company has established increased exposure through today's top online communities and malls, including placements within Buy.com, Ebates and MyPoints, and Upromise. The Company has fulfillment arrangements with other sites and features it's products on Amazon.com.

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

         Online fragrance competitors include:

         (1)  Department stores' Websites;

         (2)  Specialty stores' Websites;

         (3) Companies with little name recognition or, in many cases, little access to capital; and

         (4)  Mass merchandisers.

         Many department stores and mass merchandisers carry tens of thousands of different items and the Company believes that it cannot compete favorably with FragranceNet. The department stores (Bloomingdales, Macy's, Nordstrom, Saks Fifth Avenue, etc.) and specialty stores sell products using full retail price models. The e-tailers that are fragrance and beauty sites, such as sephora.com are also full retail models and include cosmetics as a major component of their product mix. FragranceNet believes that it has a rapidly emerging brand-name, has established industry relationships, a convenient shopping experience, an extensive product selection and competitively priced products.

              The Fragrance Industry. The traditional retail fragrance industry is fragmented with different competitive strategies used throughout. The industry includes upscale department stores that compete based not on price, but on advertising and promotions, specialty retailers which compete based on pricing, and mass-market retailers and drug stores which emphasize convenience purchasing.

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

              Usage. The number of customers who visit the site has grown consistently, increasing from 2,000 per month during 1997 to over 1.5 million during the month of December 2003.

              Marketing and Advertising

         FragranceNet has established a variety of relationships with several Internet sites to build traffic and attract customers, which is done on a cost per click basis on search engines such as Overture, Google and Findwhat. FragranceNet intends to expand its use of these kinds of alliances in the future. FragranceNet strives to ensure that future alliances are cost-effective in terms of the potential customers to be acquired, potential revenue to be generated, level of exclusivity and brand exposure. FragranceNet sends e-mails to its customers advising them of its promotions and other pricing specials for their favorite fragrances. FragranceNet intends to continue to advertise in whichever forms of media prove most effective.

              Fulfillment and Inventory Management

         FragranceNet offers over 6,000 fragrances and fragrance-related products, which it believes is a wider selection of products than offered by most traditional fragrance sellers. FragranceNet may obtain inventory directly from any number of suppliers depending on which offers the most favorable selection, pricing, quality and quantity terms. FragranceNet performs fulfillment for third parties as an additional source of revenue and since December 2003, features its products on Amazon.com.

              Technology

         FragranceNet uses an advanced software platform that allows it to grow rapidly while providing reliable, secure and cost-effective e-commerce solutions. Using a MY-SQL database, FragranceNet displays extensive data on its over 6,000 brand-name fragrances. An application server dramatically improves a Website's interactive characteristics by monitoring transactions, creating and managing content published on the site and storing data, among other things. This technology offers Web shoppers a host of leading-edge features, including real time inventory updates, the reminder club system, an online shipping calculator for orders originating outside the U.S., extensive product searching options and electronic gift certificates and coupons. With MY-SQL, FragranceNet has been able to enhance the store and expand its customer services enormously. The MY-SQL platform provides FragranceNet with a level of stability, flexibility and scalability, which provides major assistance in driving its current growth. With a MY-SQL database FragranceNet displays a wealth of data for its 6,000 fragrances.

         Using its system, FragranceNet has taken steps to prevent the failure of its mission-critical business applications. While no system is foolproof, the Company has taken reasonable steps to provide a secure site. Routers, switches, firewalls and servers associated with its Website are all deployed with backup or stand-by components. The security architecture is specially designed and built to deliver Web-enabled enterprise applications and ensures that customer information is protected and that transactions are conducted securely over the Internet. The security architecture is a layered approach that addresses security at every layer and ensures that the primary aspects of security - confidentiality, integrity and availability -- are addressed and that customer information is secure.

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

         Using FragranceNet's software package, orders are tracked and each customer receives a unique identifying number. All aspects of the business are conducted through computer programs that are backed up at least three times daily. Scanning technology is used for inventory control and order shipping information, which makes these processes more accurate and efficient. The system automatically prints all purchase orders, packing lists and shipping labels. The software packages used by FragranceNet are capable of running businesses much larger with significant scalability.

         Credit cards are authorized and processed securely using Web Authorize software. The authorizations are done in batches and upon each successful authorization, the product is ordered from the suppliers or taken from inventory and shipped to consumers.

              Employees

         As of March 31, 2004, FragranceNet employed 40 individuals and considers its relationship with its employees to be excellent. None of FragranceNet's employees are represented by unions. FragranceNet believes that success is dependent on its ability to attract and retain qualified personnel in numerous areas, including software development.



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

         FragranceNet intends to maintain detailed awareness of all its competitors, many of which are public companies with information readily available. FragranceNet will strive to develop market share through its marketing and sales plan, the development of enhanced services, an effective pricing schedule, the continual outstanding quality and performance of its services, and the professionalism and competency of its personnel. Management of FragranceNet intends to make the mark, "FragranceNet", a nationally recognized brand that will provide FragranceNet with a distinct competitive advantage. However, there is no assurance that the mark will become nationally recognized.

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

         FragranceNet's business depends on the ability of third-party vendors to provide it with popular, high-demand fragrances at competitive prices and in sufficient quantities. FragranceNet in fiscal 2004 purchased more than 80% of its merchandise from 22 vendors. Many of the smaller suppliers used by FragranceNet have limited resources, production capacities and operating histories. FragranceNet's success depends on its ability to obtain products to satisfy customer demand and the business could be harmed if the ability to procure products were limited.

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

Item 2.       Properties

         FragranceNet's administration and warehouse facilities are located in an 8,000 square foot facility in Hauppauge, New York. The lease for this facility expires on May 31, 2006. The Company moved into this facility during September 2000 and believes that it will be adequate for its current operations and contemplated growth during this fiscal year.

Item 3.       Legal Proceedings

         FragranceNet is not a party to any material legal proceedings.

Item 4.       Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters

a.       Market Information

         The Company's Common Stock trades on the OTC Bulletin Board under the symbol FRGN.

         The high and low bid prices for shares of Common Stock of the Company for each quarter during the years ended March 31, 2004 and March 31, 2003 are as follows:

                                                  Bid Price
                                             High            Low

         For the Quarter Ended

         March 31, 2004                       .52            .25
         December 31, 2003                    .30            .20
         September 30, 2003                   .25            .15
         June 30, 2003                        .20            .08

         March 31, 2003                       .16            .09
         December 31, 2002                    .25            .05
         September 30, 2002                   .15            .12
         June 30, 2002                        .44            .14

         The quotations represent interdealer quotations without retail mark-up, mark-down or commission, and do not necessarily represent actual transactions. The last reported sales price per share of the Company's Common Stock on March 31, 2004 was $.55.

b.       Number of Holders of Common Stock at March 31, 2004:

         Authorized Shares:                   50 million
         Shares Outstanding:                  17,468,330
         Number of holders of record          769
         of shares of Common Stock



              Dividends on Common Stock

         The Company did not pay any dividends to its stockholders in fiscal 2004 and does not anticipate paying any dividends in the foreseeable future.

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

         The Company sells brand name fragrances and related products over the Internet through a Website located at www.fragrancenet.com. The Company purchases products from over 85 different suppliers and 25% of the time does not purchase the products until they are ordered and paid for by the consumer. Payment in the case of retail sales is made by credit card or by check and goods are not shipped to the customer until the check clears and/or authorization from the credit card company is obtained. Approximately 75% of sales are made with inventory purchased in advance of sales. A small number of wholesale customers are on credit. Therefore, accounts receivable balances represent payments due from credit card companies and wholesale customers

         Results of Operations


         FISCAL YEAR ENDED MARCH 31, 2004 COMPARED
         TO THE FISCAL YEAR ENDED MARCH 31, 2003

         Net sales. Net sales primarily includes the sale of our fragrances and fragrance-related products, net of discounts, coupons and returns. Net sales for the fiscal year ended March 31, 2004 were $14,705,427 and were $10,499,441 for the year ended March 31, 2003. The increase resulted from a more effective advertising campaign with lower prices which resulted in greater conversion of sales from the visitors to the website.

         Cost of sales. Cost of sales consists primarily of the cost of merchandise sold plus freight-in. Cost of sales for the fiscal year ended March 31, 2004 was $9,339,031. Cost of sales was $6,834,672 for the year ended March 31, 2003. The increase was due to greater sales volume and therefore greater purchases.

         Gross profit. For the fiscal year ended March 31, 2004, gross profit was $5,366,396 or 36% of net sales compared to gross profit of $3,664,769 or 35% for fiscal 2003. The increase in gross profit percentage was primarily due to better purchasing of products by the Company.

         Selling and marketing expenses. Selling and marketing expenses consist of expenditures related to advertising and promotion and shipping. Selling and marketing expenses for the fiscal year ended March 31, 2004 increased to $2,520,123 from $1,703,963 for the 2003 fiscal year. The increase was due to increased advertising by the Company on search engines and placing greater emphasis on the affiliate program.

         General and administrative expenses. General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, professional fees and other general corporate expenses. General and administrative expenses for the fiscal year ended March 31, 2004 increased to $2,517,649 from $1,903,986 for fiscal 2003. The increase was attributable to the general increase in expenses to support the increased sales and future growth of the Company. The Company believes general and administrative expenses will continue to increase in fiscal 2005, to support the anticipated additional growth of the Company.

         Other income and expense. Interest expense decreased to $17,390 in fiscal 2004 from $18,640 in fiscal 2003. Other income of $5,760 and $15,200 in fiscal 2004 and 2003, respectively, consists primarily of sublease rental income related to a portion of the Company's administrative and warehouse facility rented to an entity in which the Chief Executive Officer is a partner.

         Net Income. As a result of the factors discussed above, the net income for the fiscal year ended March 31, 2004 was $407,777 compared to $57,496 for the 2003 fiscal year.

         Liquidity and Capital Resources

         At March 31, 2004, FragranceNet had cash and cash equivalents of $678,251 compared to $355,251 at March 31, 2003.

         Net cash provided by operating activities was $480,747 for the fiscal year ended March 31, 2004, compared to net cash used of $30,122 for the fiscal year ended March 31, 2003. The increase was primarily due to the purchase of inventory on credit in fiscal 2004.

         Net cash used in investing activities was $177,482 for the fiscal year ended March 31, 2004, compared to $0 used for the fiscal year ended March 31, 2003. The Company believes capital expenditures in fiscal 2005 will be less than the fiscal 2004 level. The expenditures in fiscal 2004 were primarily for the up-grading of the website and software related to the up-grade.

         Net cash provided by financing activities was $19,735 for the year ended March 31, 2004 compared to $4,068 used in the 2003 fiscal year.

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

         Off-Balance Sheet Arrangements

         None.

         New Accounting Pronouncements

         In January 2003 and amended in December 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. For older entities, FIN 46 is applicable to the first interim or annual reporting period ended after December 15, 2004. The effect of the adoption of this new accounting pronouncement is not expected to have a significant impact on the Company's consolidated financial statements.

         Seasonality

         FragranceNet's operations are expected to fluctuate according to the retail industry's seasonalities.

         Impact of Inflation

         The primary inflationary factor affecting our operations is increased labor costs. Competition for qualified personnel could increase labor costs for the Company in the future.

Item 7.       Financial Statements.

         The consolidated financial statements for the Company are included in this Annual Report on Form 10-KSB at pages F-1 to F-20.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         During the fiscal years ended March 31, 2004 and 2003, there were no
(i) disagreements between Marcum & Kleigman LLP and the Registrant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum & Kleigman LLP, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports on the Registrant's financial statements, or (ii) "reportable events" within the meaning of Item 304(a)(1)(v) of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Item 8A.      Controls and Procedures.

         Disclosure Controls and Procedures. As of the end of the registrant's fiscal year ended March 31, 2004, an evaluation of the effectiveness of the registrant's "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) was carried out by the registrant's principal executive officer and principal financial officer. Based upon that evaluation, the registrant's principal executive officer and principal financial officer has concluded that as of the end of that fiscal year, the registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed by the registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         It should be noted that while the registrant's principal executive officer and principal financial officer believes that the registrant's disclosure controls and procedures provide a reasonable level of assurance that they are effective, they do not expect that the registrant's disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

         Changes in Internal Control Over Financial Reporting. During the fiscal year ended March 31, 2004, there were no changes in the registrant's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

                                    PART III

Item 9.       Directors and Executive Officers of the Registrant.

         The Directors and Executive Officers of FragranceNet are as follows:


Name                           Age    Position
----                           ---    --------

Dennis M. Apfel                58     Chairman of the Board of Directors, Chief
                                      Executive Officer and Chief Financial
                                      Officer

Jason S. Apfel                 31     President, Chief Operating Officer and
                                      Director

Eric J. Apfel                  29     Vice President, Secretary and Director


         Jason S. Apfel, age 31. Mr. Apfel has been President of the Company since July 1999 and was Chief Executive Officer of the Company from July 1999 to December 2002. He has been the Chief Operating Officer of the Company since December 2002. He has been President of TeleScents since April 1998. Mr. Apfel was Vice President of TeleScents from April 1997 to

April 1998 and from 1995 to April 1997 he was Vice President of a predecessor company of TeleScents which sold fragrances through a toll-free telephone number.

         Dennis M. Apfel, age 58. Mr. Apfel has been Chairman of the Company since May 14, 2001 and Chief Financial Officer since July 1999. He was President and Chief Executive Officer of TeleScents from April 1997 to April 1998 and Chairman and Chief Executive Officer of TeleScents from April 1998 to July 1999. In December 2002, Mr. Apfel became Chief Executive Officer of the Company. Mr. Apfel is a partner in the law firm of Miller & Apfel in Hauppauge, New York and has been a practicing attorney since 1972.

         Eric J. Apfel, age 29. Mr. Apfel joined the Company during fiscal year 2003. He is presently Vice-President and Secretary of the Company. From July 1998 to November 2001, prior to joining FragranceNet.com, he was a research analyst covering Food, Beverage and Media companies at Dresdner Kleinwort Wasserstein. From July 1997 to June 1998, Mr. Apfel was an Associate Portfolio Manager at Sanford C.Bernstein & Co. Mr. Apfel is a Chartered Financial Analyst.

         During the fiscal year ended March 31, 2004, the Board of Directors of the Company met one time, on August 14, 2003. All of the directors attended such meeting of the Board of Directors. The Board of Directors does not have an audit committee or any other committees and does not have an audit committee financial expert.

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

         To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company and confirmations that no other reports were required during the fiscal year ended March 31, 2004, its directors, officers and greater than ten percent stockholders complied with all Section 16(a) filing requirements.

Item 10.      Executive Compensation

         The following table sets forth information for the fiscal years ended March 31, 2004 and 2003 concerning the compensation of the Chief Executive Officer of the Company, and the three other most highly compensated executive officers of the Company whose total annual salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------------------------------------------------------
                                       Annual Compensation                             Long-Term Compensation
--------------------------------------------------------------------------------------------------------------------------------
                                                                                   Awards               Payouts
--------------------------------------------------------------------------------------------------------------------------------
                                                               Other                      Securities
                                                               Annual     Restricted      Underlying                  All Other
  Name and Principal                                           Compen-       Stock         Options/       LTIP         Compen-
        Position             Year      Salary      Bonus       sation       Award(s)         SARs        Payouts       sation
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Jason S. Apfel
  Chief Operating
  Officer (1)                2004     $290,000    $40,000        -              -              -            -             -
--------------------------------------------------------------------------------------------------------------------------------
                             2003     $250,000     50,000        -              -              -            -             -
--------------------------------------------------------------------------------------------------------------------------------
                             2002     $250,000       -           -              -              -            -             -
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Dennis M. Apfel
  Chairman of the Board,
  Chief Executive
  Officer Chief
  Financial Officer and
  Vice President (2)         2004     $175,000    $40,000        -              -              -            -             -
--------------------------------------------------------------------------------------------------------------------------------
                             2003     $125,000     25,000        -              -              -            -             -
--------------------------------------------------------------------------------------------------------------------------------
                             2002     $125,000       -           -              -              -            -             -
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Eric J. Apfel
Vice President and
Secretary (3)                2004     $132,250    $40,000        -              -              -            -             -
--------------------------------------------------------------------------------------------------------------------------------
                             2003     $104,000       -           -         $50,000 (4)         -            -             -
--------------------------------------------------------------------------------------------------------------------------------

(1) Jason Apfel was Chief Executive Officer of the Company until December 2002, when he became Chief Operating Officer.
(2)    Dennis Apfel became Chief Executive Officer of the Company in December
       2002.
(3)    Eric Apfel joined the Company during the 2003 fiscal year.
(4) Restricted stock award consisting of 500,000 shares of Common Stock, of which 333,333 shares became vested in January 2003 and 166,667 shares became vested in January 2004.

         None of the persons named above were granted options for Common Stock during the fiscal year ended March 31, 2004.

         Employment Agreements with Executive Officers

         In August 2003, the Company entered into employment agreements with its Chief Executive Officer, Chief Operating Officer and Vice President that include annual base salaries of $175,000, $290,000 and $125,000, respectively. In January 2004, the annual base salary of the Vice President was increased to $175,000. In addition, each executive is entitled to an incentive bonus equal to one percent (1%) of the Company's sales in excess of target sales, as defined. For the fiscal year ending March 31, 2004, target sales are $10,000,000. The base salaries identified above shall be increased annually by an amount equal to the incentive bonuses earned by the executives in the prior fiscal year. These employment agreements terminate upon the executive's separation from the Company at which time certain amounts may be paid, as defined, to the executive or designated beneficiaries. In addition, upon termination of the Chief Executive Officers' Employment Agreement, the Company will be obligated to that executive under a Consulting Agreement for a period of ten (10) years. Annual compensation under the Consulting Agreement shall be equal to the sum of 75% of the executive's highest rate of salary with the Company in effect during the one-year period ending on the date of termination plus 50% of the executive's average incentive bonus with respect to the last five (5) completed fiscal years of the Company preceding the date of termination, payable in equal monthly installments in advance on the first day of each month during the consulting period.

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


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The stockholders (including any "group," as that term is used in Section 13(d)(3) of the Exchange Act) who, to the knowledge of the Board of Directors of the Company beneficially owned more than five percent of the Common Stock as of March 31, 2004, and their respective shareholdings as of such date (according to information furnished by them to the Company), are set forth in the following table. Except as indicated in the footnotes to the table, all of such shares are owned with sole voting and investment power.

                                     Shares of Common Stock
     Name and Address                  Owned Beneficially      Percent of Class
---------------------------------    ----------------------    ----------------
Jason S. Apfel                              4,559,390              26%
909 Motor Parkway
Hauppauge, New York 11788

Dennis M. Apfel                             6,076,360              35%
909 Motor Parkway
Hauppauge, New York 11788

Philip D. Gunn                              2,316,913              13%
c/o Growth Capital Partners, Inc.
520 Madison Avenue
New York, New York 10022

Theodore V. Buerger                         1,855,475              11%
394 Bedford Road
Pleasantville, New York


         The following table sets forth, as of March 31, 2004, the number of shares of Common Stock of the Company beneficially owned by each of the

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
a group


         The following table sets forth information, as of March 31, 2004, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance:


                         EQUITY COMPENSATION INFORMATION

--------------------------------------------------------------------------------------------------------------

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

Equity compensation plans
approved by security                   500,000 (1)                   N/A
holders                                 20,000 (2)                  $.40                      980,000
                                -----------------------     --------------------     -------------------------

Equity compensation plans
not approved by security
holders                                   -0-                        -0-                        -0-
--------------------------      -----------------------     --------------------     -------------------------

Total                                  520,000                      $.40                      980,000
                                -----------------------     --------------------     -------------------------

(1)    Restricted Stock Award
(2)    Options

Item 12.      Certain Relationships and Related Transactions

         None.

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

              10.3 Employment Agreement dated August 1, 2003 between the Company and Jason Apfel (Incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB filed on November 13, 2003).+

              10.4 Employment Agreement dated August 1, 2003 between the Company and Dennis M. Apfel (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB filed on November 13, 2003).+

              10.5 Employment Agreement dated August 1, 2003 between the Company and Eric J. Apfel (Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB filed on November 13, 2003).+

              10.6 FragranceNet.com Inc. 1999 Long Term Incentive Plan (Incorporated herein by reference to Exhibit A of the Company's Proxy Statement filed on October 20, 1999).

              21.1   List of Subsidiaries*

              31.1*  Rule 13a-14(a)/15d-14(a) Certification

              32.1*  Section 1350 Certification
              --------------
              *     Included with this Annual Report on Form 10-KSB.
              +     Management Contract or Compensatory Plan



         (b) Current Reports on Form 8-K:

              None.

Item 14.      Principal Accountant Fees and Services

         The following table provides information about the fees billed to the registrant for professional services rendered by Marcum & Kliegman LLP ("M&K") during the fiscal years of the Company ending March 31, 2003 and March 31, 2004:

------------------------------------------------------------------------
                             Fiscal 2003              Fiscal 2004
------------------------------------------------------------------------
Audit Fees(1)                  $36,128                  $46,500
------------------------------------------------------------------------
Audit-Related Fees                  --                       --
------------------------------------------------------------------------
Tax Fees                            --                       --
------------------------------------------------------------------------
All Other Fees                      --                       --
------------------------------------------------------------------------
Total                          $36,128                  $46,500
========================================================================

(1) Audit fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal years ended March 31, 2003 and 2004.

Pre-Approval Policies and Procedures.

         Before M&K was engaged by the Company to render audit or non-audit services, the engagement was approved by the Board of Directors of the Company.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:  June 28, 2004

                                        FRAGRANCENET.COM, INC.


                                        By /s/ Dennis M. Apfel
                                        ---------------------------------------
                                           Dennis M. Apfel
                                           Chief Executive Officer


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


Dated:   June 28, 2004                 By /s/Dennis M. Apfel
                                          -------------------------------------
                                          Dennis M. Apfel
                                          Chairman of the Board, Director,
                                          Chief Executive Officer, Chief
                                          Financial Officer and Principal
                                          Accounting Officer

Dated:   June 28, 2004                 By /s/Jason S. Apfel
                                          -------------------------------------
                                          Jason S. Apfel
                                          President, Chief Operating Officer
                                          and Director

Dated:   June 28, 2004                 By /s/Eric J. Apfel
                                          -------------------------------------
                                          Eric J. Apfel
                                          Vice President, Secretary and Director

                                         FRAGRANCENET.COM, INC. AND SUBSIDIARIES

                                      Index to Consolidated Financial Statements
--------------------------------------------------------------------------------



                                                                                              Page
                                                                                              ----
   REPORT OF INDEPENDENT REGISTERED
    PUBLIC ACCOUNTING FIRM                                                                     F-1


   FINANCIAL STATEMENTS

     Consolidated Balance Sheets as of March 31, 2004 and 2003                           F-2 - F-3
     Consolidated Statements of Income for the years ended
       March 31, 2004 and 2003                                                                 F-4
     Consolidated Statements of Stockholders' Equity for the
      years ended March 31, 2004 and 2003                                                      F-5
     Consolidated Statements of Cash Flows for the years ended
      March 31, 2004 and 2003                                                            F-6 - F-7


   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                           F-8 - F-19


                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
FragranceNet.com, Inc.:


We have audited the accompanying consolidated balance sheets of FragranceNet.com, Inc. and Subsidiaries (the "Company") as of March 31, 2004 and 2003 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FragranceNet.com, Inc. and Subsidiaries as of March 31, 2004 and 2003, and the results of their consolidated operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                                           Marcum & Kliegman LLP

June 4, 2004
Woodbury, New York

                                         FRAGRANCENET.COM, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

                                                         March 31, 2004 and 2003
--------------------------------------------------------------------------------


                                     ASSETS


                                                                                          2004              2003
                                                                                       ---------------------------
       CURRENT ASSETS
       Cash and cash equivalents                                                        $ 678,251         $ 355,251
       Accounts receivable, net of allowance for returns
         of $1,000 for both 2004 and 2003                                                 273,135           142,001

       Inventory                                                                          818,837           256,303
       Deferred tax asset                                                                 163,800                --
       Prepaid expenses and other current assets                                           54,574            19,770
                                                                                      -----------         ---------

       TOTAL CURRENT ASSETS                                                             1,988,597           773,325

       PROPERTY AND EQUIPMENT, Net                                                        147,170            44,767


       INTANGIBLE ASSET, Net                                                                4,875             5,375

       OTHER ASSETS                                                                        23,658            23,658
                                                                                      -----------         ---------

       TOTAL ASSETS                                                                   $ 2,164,300         $ 847,125
                                                                                      ===========         =========




        The accompanying notes are an integral part of these consolidated financial statements.

                                         FRAGRANCENET.COM, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

                                                         March 31, 2004 and 2003
--------------------------------------------------------------------------------




                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                         2004              2003
                                                                                       -----------------------------
   CURRENT LIABILITIES
   Accounts payable                                                                    $  752,781         $ 213,558
   Accrued expenses                                                                       691,776           452,596
   Income taxes payable                                                                    72,850                --
   Current portion - long term debt                                                         8,367                --
   Deferred revenue                                                                        78,531            49,108
   Obligation under capital lease                                                              --             3,613
                                                                                       ----------         ---------

   TOTAL CURRENT LIABILITIES                                                            1,604,305           718,875

   Long-term debt                                                                          14,981                --
   Other liabilities                                                                        1,062             6,498
                                                                                       ----------         ---------

   TOTAL LIABILITIES                                                                    1,620,348           725,373
                                                                                       ----------         ---------

   COMMITMENTS

   STOCKHOLDERS' EQUITY
   Convertible Series A preferred stock - par value $.01;
     3,000,000 shares authorized, none issued                                                  --                --
   Common stock - par value $.01; 50,000,000 shares authorized;
     17,468,330 shares issued and outstanding, for both
     2004 and 2003                                                                        174,683           174,683
   Additional paid-in capital                                                             413,020           413,020
   Unearned compensation                                                                       --           (14,423)
   Accumulated deficit                                                                    (43,751)         (451,528)
                                                                                       ----------         ---------

   TOTAL STOCKHOLDERS' EQUITY                                                             543,952           121,752
                                                                                       ----------         ---------

   TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                                                $2,164,300         $ 847,125
                                                                                       ==========         =========




        The accompanying notes are an integral part of these consolidated financial statements.

                                         FRAGRANCENET.COM, INC. AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF INCOME

                                     For the Years Ended March 31, 2004 and 2003
--------------------------------------------------------------------------------



                                                                                          2004              2003
                                                                                      -------------------------------
   NET SALES                                                                          $14,705,427        $10,499,441
                                                                                       ----------         ----------

   COST OF SALES                                                                        9,339,031          6,834,672
                                                                                       ----------         ----------

   GROSS PROFIT                                                                         5,366,396          3,664,769
                                                                                       ----------         ----------

   OPERATING EXPENSES
   Selling and marketing                                                                2,520,123          1,703,963
   General and administrative                                                           2,517,649          1,903,986
                                                                                       ----------         ----------

   TOTAL OPERATING EXPENSES                                                             5,037,772          3,607,949
                                                                                       ----------         ----------

   INCOME FROM OPERATIONS                                                                 328,624             56,820

   OTHER INCOME (EXPENSE)
   Interest expense                                                                       (17,390)           (18,640)
   Interest income                                                                          1,483              4,116
   Other income                                                                             5,760             15,200
                                                                                       ----------         ----------

   INCOME BEFORE INCOME TAX BENEFIT                                                       318,477             57,496

   INCOME TAX BENEFIT                                                                     (89,300)                --
                                                                                       ----------         ----------

         NET INCOME                                                                    $  407,777         $   57,496
                                                                                       ==========         ==========

         Basic and diluted net income per share                                            $0.02              $0.00
                                                                                           =====              =====

         Weighted average number of common shares outstanding                          17,468,330         17,116,556
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

                                         FRAGRANCENET.COM, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                     For the Years Ended March 31, 2004 and 2003
--------------------------------------------------------------------------------


                                                           Additional
                                    Common Stock             paid-in        Unearned      Accumulated
                                 Shares        Amount        Capital      Compensation      Deficit           Total
                            -------------------------------------------------------------------------------------------
BALANCE -
 April 1, 2002                  16,968,330     $169,683      $368,020        $      --      $(509,024)       $ 28,679

Common stock issued
   for services                    500,000        5,000        45,000          (14,423)            --          35,577

Net Income                              --           --            --               --         57,496          57,496
                                ----------     --------     ---------         ---------      --------        --------
BALANCE -
 March 31, 2003                 17,468,330      174,683       413,020          (14,423)      (451,528)        121,752

  Amortization of stock
   issued for services                  --           --            --           14,423             --          14,423

Net Income                              --           --            --               --        407,777         407,777
                                ----------     --------     ---------         ---------      --------        --------

BALANCE -
 March 31, 2004                 17,468,330     $174,683      $413,020         $     --      $ (43,751)       $543,952
                                ==========     ========      ========         ==========     =========       =========







        The accompanying notes are an integral part of these consolidated financial statements.

                                         FRAGRANCENET.COM, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     For the Years Ended March 31, 2004 and 2003
--------------------------------------------------------------------------------



                                                                                          2004             2003
                                                                                        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                             $ 407,777        $  57,496
                                                                                        ---------        ---------
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
    Depreciation and amortization                                                          75,579           58,892
    Non-cash stock compensation expense                                                    14,423           35,577
    Deferred income taxes                                                                (163,800)              --
  Changes in operating assets and liabilities:
    Accounts receivable                                                                  (131,134)         (78,885)
    Inventory                                                                            (562,534)        (178,153)
    Prepaid expenses and other current assets                                             (34,804)          53,167
    Accounts payable, accrued expenses and other liabilities                              772,967            8,458
    Income taxes payable                                                                   72,850               --
    Deferred revenue                                                                       29,423           13,326
                                                                                        ---------        ---------

       TOTAL ADJUSTMENTS                                                                   72,970          (87,618)
                                                                                        ---------        ---------

       NET CASH PROVIDED BY (USED IN) OPERATING
        ACTIVITIES                                                                        480,747          (30,122)
                                                                                        ---------        ---------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Expenditures for property and equipment                                                (177,482)              --
                                                                                        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal repayments of capital lease obligation                                         (3,613)          (4,068)
  Proceed from long-term debt                                                              26,000               --
  Principal repayments of long-term debt                                                   (2,652)              --
                                                                                        ---------        ---------

       NET CASH PROVIDED BY (USED IN) INVESTING
        ACTIVITIES                                                                         19,735           (4,068)
                                                                                        ---------        ---------

       NET INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                                                                  323,000          (34,190)

CASH AND CASH EQUIVALENTS - Beginning                                                     355,251          389,441
                                                                                        ---------        ---------

CASH AND CASH EQUIVALENTS - Ending                                                       $678,251         $355,251
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

                                         FRAGRANCENET.COM, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

                                     For the Years Ended March 31, 2004 and 2003
--------------------------------------------------------------------------------





SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                                                           2004            2003
                                                                                        -------------------------
       Cash paid during the year for interest                                            $15,589           $5,874
       Cash paid during the year for income taxes                                        $ 1,650           $  581






        The accompanying notes are an integral part of these consolidated financial statements.

                     FRAGRANCENET.COM, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED STATEMENTS


NOTE 1 - Nature of Business

       FragranceNet.com, Inc. (the "Company") is primarily engaged in the retail sale of brand name fragrances and related products over the Internet. During fiscal 2003, the Company began selling its products on a wholesale basis, over the internet. Retail and wholesale customers normally utilize the Company's internet site to identify product pricing and place orders. The Company processes sale orders from retail and wholesale customers in a similar manner.

NOTE 2 - Summary of Significant Accounting Policies

       Basis of Presentation and Consolidation

       The accompanying consolidated financial statements include the accounts of FragranceNet Wholesales, Inc., a wholly owned subsidiary of the Company that was incorporated on March 14, 2002.

       The consolidated financial statements include the accounts of FragranceNet.com, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

       Cash and Cash Equivalents

       The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

       The Company has cash deposits in the bank in excess of the maximum amount insured by the FDIC at March 31, 2004 and 2003.

       Accounts Receivable

       Accounts receivable have been adjusted for all known uncollectible accounts. An allowance for doubtful accounts is not provided since, in the opinion of management, all accounts recorded on the books are deemed collectible.

       Revenue Recognition

       The Company recognizes revenue from product sales, net of any discounts and coupons, when the products are shipped to customers. The Company provides an allowance for sales returns. Revenue from the sale of gift certificates is deferred until the gift certificates are redeemed. The Company does not charge its customers for shipping if the total sale price exceeds a certain threshold. Shipping costs are included in selling and marketing expenses in the consolidated statements of income. Outbound shipping costs for the shipment of product to customers amounted to $1,110,539 and $758,244 for the years ended March 31, 2004 and 2003, respectively.

       The Company follows the provisions of EITF No. 00-14, "Accounting for Sales Incentives," and reflects its sales incentives as a reduction of sales.

       Inventory

       Inventory consists of fragrance products in retail packaging and is stated at the lower of cost or market. Cost is determined by using the first-in, first-out method and market represents the lower of replacement cost or estimated net realizable value.

       Property and Equipment

       Property and equipment are stated at cost. Depreciation of property and equipment is calculated on a straight-line basis over the estimated useful lives of the related assets as follows:

              Computer and office equipment                      5-7 years
              Computer software                                    3 years
              Vehicles                                             5 years
              Website                                              3 years

       Website Development Costs

       The Company capitalizes website development costs in accordance with the provisions of Emerging Issues Task Force ("EITF") No. 00-2, Accounting for Website Development Costs. Capitalized costs are amortized on a straight-line basis over the useful life of the website once it is available for use.

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

NOTE 2 - Summary of Significant Accounting Policies, continued

       Earnings Per Share, continued

       The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants. The Company had 20,000 potentially dilutive options and warrants outstanding during the years ended March 2004 and 2003, respectively, that have not been considered in the computation of diluted earnings per share since the effect of their inclusion would be anti-dilutive.

       Stock Options and Similar Equity Instruments

       At March 31, 2004, the Company had one stock-based employee plan, which is described more fully in Note 8. As permitted under Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The only options outstanding were granted and vested in fiscal 2000. Accordingly, pro forma financial information for fiscal 2004 and 2003 is not required.

       Fair Value of Financial Instruments

       The fair value of financial instruments is determined by reference to market data and other valuation techniques as appropriate. The Company believes the fair value of its financial instruments at March 31, 2004 and 2003, principally cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates their recorded values due to the short-term nature of the instruments.

       Impairment of Long-lived Assets

       Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment charge to be recognized is measured by the amount which the carrying amount of the assets exceeds the fair value of the assets.

NOTE 2 - Summary of Significant Accounting Policies, continued

       Advertising Costs

       Advertising costs are expensed as incurred. Advertising costs approximated $990,000 and $652,000 for the years ended March 31, 2004 and 2003, respectively.

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

       Recent Accounting Standards

       In January 2003 and amended in December 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51. FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is any legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. For older entities, FIN 46 is applicable to the first interim or annual reporting period ended after December 15, 2004. The effect of the adoption of this new accounting pronouncement is not expected to have a significant impact on the Company's consolidated financial statements.

       Comprehensive Income

       For each year presented comprehensive income equaled net income.

NOTE 3 - Property and Equipment

       Property and equipment at March 31, 2004 and 2003 consists of the following:



                                                                                           2004             2003
                                                                                       -----------------------------
      Computer and office equipment                                                     $179,673          $164,798
      Computer software                                                                   24,676            24,676
      Vehicle                                                                             32,359                --
      Website                                                                            151,560            21,312
                                                                                       ---------          ---------

                                                                                         388,268           210,786

      Less: accumulated depreciation and amortization                                    241,098           166,019
                                                                                       ---------          --------

                                                                                        $147,170          $ 44,767
                                                                                       =========          ========

       Depreciation and amortization expense amounted to $75,079 and $58,392 for the years ended March 31, 2004 and 2003, respectively.


NOTE 4 - Leases

       The Company was obligated under a capital lease for certain office equipment. This lease bore interest at an effective rate of 7.23% per annum. During the year ended March 31, 2004, the lease was fully paid.


NOTE 5 - Notes Payable, Bank

       In September 2003, the Company entered into a credit facility agreement (the "Agreement") with Fleet National Bank ("Fleet") consisting of a $250,000 line of credit. Advances under the line of credit shall bear annual interest at a rate equal to Fleet's prime rate (4% at March 31, 2004) plus 0.50% as defined. The Agreement requires monthly installments of interest only and principal advances are due and payable on demand. At March 31, 2004, the Company did not have any outstanding balance under the line of credit. The line of credit is collateralized by the Company's Fleet Money Market bank account and is personally guaranteed by the Company's Chief Executive Officer. In addition, the Company is required to maintain certain financial and other covenants.

       In October 2003, the Company entered into a term loan agreement with Fleet consisting of a $26,000 promissory note (the "Note"). Proceeds from the note were used to purchase a vehicle for use in the day to day operations of the Company. The Note bears interest at 5.13% per annum and is payable in 36 monthly installments of principal and interest. The Note is collateralized by the vehicle and is personally guaranteed by the Company's Chief Executive Officer. As of March 31, 2004, the Company owes approximately $23,400, of which approximately $8,400 is classified as a current liability and the balance is classified as a long-term liability.

       Annual maturities of the Note are as follows:

                For the Year Ending
                     March 31,                       Amount
              ------------------------------------------------
                            2005                  $  8,367
                            2006                     8,807
                            2007                     6,174
                                                  --------

                                Total              $23,348
                                                  ========

NOTE 6 - Employment Agreements

       In August 2003, the Company entered into employment agreements with its Chief Executive Officer, Chief Operating Officer and Vice President that include annual base salaries of $175,000, $290,000 and $125,000, respectively. In January 2004, the Board of Directors approved a salary increase of $50,000 for the Vice President bringing his annual base salary to $175,000. In addition, each executive is entitled to an incentive bonus equal to one percent (1%) of the Company's sales in excess of target sales, as defined. For the fiscal year ended March 31, 2004, target sales were $10,000,000. The base salaries shall be increased annually by an amount equal to the incentive bonuses earned by the executives in the prior fiscal year. These employment agreements terminate upon the executive's separation from the Company at which time certain amounts may be paid, as defined, to the executive or designated beneficiaries. In addition, upon termination of the Chief Executive Officer's Employment Agreement, the Company will be obligated to retain that executive under a Consulting Agreement for a period of ten (10) years. Annual compensation under the Consulting Agreement shall be equal to the sum of 75% of the executive's highest rate of salary with the Company in effect during the one-year period ending on the date of termination plus 50% of the executive's average incentive bonus with respect to the last five (5) completed fiscal years of the Company preceding the date of termination, payable in equal monthly installments in advance on the first day of each month during the consulting period.

       Pursuant to these employment agreements these individuals were entitled to bonuses aggregating approximately $143,000 and $75,000 for the years ended March 31, 2004 and 2003, respectively. Accrued bonuses and accrued interest of approximately $470,000 and $325,000 were included in accrued expenses at March 31, 2004 and 2003, respectively.

       For the years ended March 31, 2004 and 2003, the Company has incurred interest at 7% per annum on the bonuses approximating $17,000 and $16,000 respectively, which has been included in interest expense in the consolidated statements of income. In July 2003, $15,000 of the accrued interest was paid to an officer of the Company.

NOTE 7 - Related Party Transactions

       Office Space

       The Company subleases a portion of its office space in Hauppauge, New York to a professional services firm, which is owned by the Chief Executive Officer of the Company. Sublease rental income was $5,000 and $15,200 for the years ended March 31, 2004 and 2003, respectively, which is included in other income in the consolidated statements of income.


NOTE 8 - Stockholders' Equity

       Common Stock Split

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

       In fiscal 2000, the Company granted 20,000 immediately exercisable options to a director of the Company at an exercise price of $.40 per share, which was equal to the fair market value of the common stock on the date of grant. The options expire in July 2009. At March 31, 2004 and 2003, these were the only options outstanding, all of which were exercisable.

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

NOTE 9 - Income Taxes

       The following table summarizes components of the provision (benefit) for current and deferred income taxes for the years ended March 31, 2004 and 2003. Due to the utilization of net operating loss carryforwards, no income taxes were provided for the year ended March 31, 2003. State minimum franchise taxes were included in general and administrative expenses in the consolidated statements of income for year ended March 31, 2003.


                                                                      For the Years Ended March 31,
                                                                         2004                2003
                                                                     ---------------------------------
      Current
        Federal                                                        $   43,200         $        --
        State and other                                                    31,300                  --
                                                                       ----------         -----------

             Total                                                         74,500                  --
                                                                       ----------         -----------

      Deferred
        Federal                                                          (124,330)                 --
        State and other                                                   (39,470)                 --
                                                                       ----------         -----------

               Total                                                     (163,800)                 --
                                                                        ---------         -----------

               Income tax benefit                                      $  (89,300)        $        --
                                                                       ==========         ===========

       The following table summarizes the significant differences between the U.S. Federal statutory tax rate and the Company's effective tax rate for financial statement purposes for the years ended March 31, 2004 and 2003:


                                                                      For the Years Ended March 31,
                                                                        2004                2003
                                                                     ---------------------------------
      U.S. Federal statutory tax rate                                      34%                  34%
      Accrued bonuses                                                      14                   24
      State income taxes                                                    5                   --
      Change in valuation allowance                                       (51)                  --
      Utilization of NOL                                                  (30)                 (58)
                                                                         ----                 ----

               Total                                                      (28)%                  0%
                                                                         ====                =====

       The tax effects of temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:


                                                                      For the Years Ended March 31,
                                                                           2004              2003
                                                                     --------------------------------
      Deferred tax assets
        Net operating loss carryforwards                                 $     --           $ 124,000
        Accrued officer bonuses                                           163,800             114,800
                                                                         --------           ---------

                                                                          163,800             238,800

        Valuation allowance                                                    --            (238,800)
                                                                         --------           ---------

               Total                                                     $163,800           $      --
                                                                         ========           =========


       During the years ended March 31, 2004 and 2003, approximately $297,000 and $123,000, respectively, of the net operating loss carryforwards were utilized to reduce the taxable income. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or losses are carried forward. Management considers the scheduled reversal of deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. For fiscal 2004, management believes it will likely realize this benefit and has not established a valuation allowance at March 31, 2004.

NOTE 10 - Commitments

       The Company leased a building, commencing September 1, 2000, under a non-cancelable operating lease, which expires on May 31, 2006. The future annual minimum lease payments under the operating lease are as follows:


                                    For the
                                  Year Ending
                                   March 31,                  Amount
                               --------------------------------------------
                                     2005                      $  89,000
                                     2006                         92,000
                                     2007                         15,000
                                                               ---------

                                     Total                      $196,000
                                                               =========


       Total rent expense for each of the years ended March 31, 2004 and 2003, approximated $84,000.

NOTE 11 - Concentration with Suppliers

       During the year ended March 31, 2004, the Company purchased a substantial portion of its fragrances from two suppliers. Purchases from these suppliers amounted to 25% and 10% of total purchases. At March 31, 2004, amounts due to these suppliers included in accounts payable approximated $71,000 and $60,000.

       During the year ended March 31, 2003, the Company purchased a substantial portion of its fragrances from two suppliers. Purchases from these suppliers amounted to 37% and 11% of total purchases. At March 31, 2003, amounts due to these suppliers included in accounts payable approximated $45,000 and $22,000.

NOTE 12 - Products and Services

       The Company and its subsidiaries currently operate in one business segment and have, during the years ended March 31, 2004 and 2003 sold products to two separate types of customers, retail and wholesale customers.


                                                                            For the Year Ended
                                                                                 March 31,
                                                                        2004                   2003
                                                                   ------------------------------------
        Retail                                                       $13,172,392            $ 9,931,050
        Wholesale                                                      1,533,035                568,391
                                                                    ------------            -----------

                 Total Net Sales                                     $14,705,427            $10,499,441
                                                                     ===========            ===========


NOTE 13 - Quarterly Results of Operations (Unaudited)

        The following is a summary of quarterly results for the years ended March 31, 2004 and 2003:



                                                            Quarter Ended

                                              June 30,         September 30,       December 31,          March 31,
                                                2003               2003                2003                2004
                                             ----------------------------------------------------------------------

      Net sales                               $2,512,975          $2,711,469          $5,582,058        $3,898,925
      Gross profit                               973,324             980,214           2,126,461         1,286,397
      Net income (loss)                       $   90,299          $   39,064          $  369,893        $  (91,479)

      Basic and diluted net income
      (loss) per share                        $     0.01          $     0.00          $     0.02        $    (0.01)


                                                                 Quarter Ended

                                                            Quarter Ended

                                              June 30,         September 30,       December 31,          March 31,
                                                2002               2002                2002                2003
                                             ----------------------------------------------------------------------

      Net sales                               $1,970,869          $2,072,242          $4,132,261        $2,324,069
      Gross profit                               607,255             735,933           1,483,592           837,989
      Net income (loss)                       $  (76,722)         $   15,937          $  290,509        $ (172,228)

      Basic and diluted net income
      (loss) per share                        $    (0.00)         $     0.00          $     0.02        $    (0.02)


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

10.7 Employment Agreement dated August 1, 2003 between the Company and Jason Apfel (Incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB filed on November 13, 2003).+

10.8 Employment Agreement dated August 1, 2003 between the Company and Dennis M. Apfel (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB filed on November 13,
         2003).+

10.9     Employment Agreement dated August 1, 2003 between the Company and Eric
         J. Apfel (Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB filed on November 13, 2003).+

10.10 FragranceNet.com Inc. 1999 Long Term Incentive Plan (Incorporated herein by reference to Exhibit A of the Company's Proxy Statement filed on October 20, 1999).+

21.2     List of Subsidiaries*

31.1*    Rule 13a-14(a)/15d-14(a) Certification

32.1*    Certification of Chief Executive Officer and Chief Financial Officer


--------------
*   Included with this Annual Report on Form 10-KSB.
+   Management Contract or Compensatory Plan