Form 10QSB
period 2004-06-30
FRAGRANCENET COM INC
filed 2004-08-12
CIK 826495

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                                   (Mark one)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.
                  For the quarterly period ended June 30, 2004
                                       OR
     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                         Commission file number 0-16819
                             FRAGRANCENET.COM, INC.

             (Exact name of registrant as specified in its charter)


          Delaware                                            94-3054267
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


                                909 Motor Parkway
                            Hauppauge, New York 11788
                                 (631) 582-5204
               (Address, including zip code, and telephone number,
        including area code, of registrant's principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              --   --

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


    CLASS                                  OUTSTANDING AT August 9, 2004
    -----                                  -------------------------------
    Common Stock, par value                          17,465,476
    $ .01 per share

                             FRAGRANCENET.COM, INC.

                            FORM 10-QSB-June 30, 2004

                                      Index




                                                                               PAGE
                                                                               ----
Part I.  Financial Information

Item 1. Financial Statements

   Condensed Consolidated Balance Sheets at
     June 30, 2004 (Unaudited) and March 31, 2004                               3 - 4

   Unaudited Condensed Consolidated Statements of Income
     for the Three Months Ended June 30, 2004 and 2003                              5

   Unaudited Condensed Consolidated Statements of Cash Flows
     For the Three Months Ended June 30, 2004 and 2003                          6 - 7

   Notes to Unaudited Condensed Consolidated Financial Statements              8 - 11

Item 2 - Management's Discussion and Analysis
 of Results of Operations and Financial Condition                             12 - 14

Item 3 - Controls and Procedures                                                   15

Part II.  Other Information

Item 6 - Exhibits and Reports on Form 8-K                                          15

Signatures                                                                         16

Exhibit Index                                                                      17

ITEM 1 - FINANCIAL STATEMENTS

                             FRAGRANCENET.COM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        June 30, 2004 and March 31, 2004



                                                                              June 30,        March 31,
                                                                               2004             2004
                                                                           ------------     -----------
ASSETS                                                                     (Unaudited)

CURRENT ASSETS
--------------
  Cash and cash equivalents                                                  $589,043         $678,251
  Accounts receivable, net of allowance for returns of $1,000
    in each period                                                            354,181          273,135
  Inventory                                                                   946,971          818,837
  Deferred tax asset                                                          174,800          163,800
  Prepaid expenses and other current assets                                    37,641           54,574
                                                                           ----------       ----------

         Total Current Assets                                               2,102,636        1,988,597

PROPERTY AND EQUIPMENT, Net                                                   186,339          147,170

INTANGIBLE ASSET, Net                                                           4,750            4,875

OTHER ASSETS                                                                   23,658           23,658
                                                                           ----------       ----------

         TOTAL ASSETS                                                      $2,317,383       $2,164,300
                                                                           ==========       ==========



See accompanying notes to condensed consolidated financial statements.

                             FRAGRANCENET.COM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        June 30, 2004 and March 31, 2004



                                                                                   June 30,         March 31,
                                                                                     2004              2004
                                                                                -------------     --------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                             (Unaudited)

CURRENT LIABILITIES

  Accounts payable                                                                $ 739,055         $ 752,781
  Accrued expenses                                                                  681,669           691,776
  Income taxes payable                                                               95,550            72,850
  Current portion - long-term debt                                                    8,475             8,367
  Deferred revenue                                                                   90,109            78,531
                                                                                 -----------        ----------

       Total Current Liabilities                                                  1,614,858         1,604,305

  Long-term debt                                                                     12,821            14,981
  Other liabilities                                                                      --             1,062
                                                                                 ----------        ----------

       TOTAL LIABILITIES                                                          1,627,679         1,620,348
                                                                                 ----------        ----------

STOCKHOLDERS' EQUITY
  Convertible Series A preferred stock - $.01 par value;
  3,000,000 shares authorized, none issued                                               --                --
  Common stock, $.01 par value; 50,000,000 shares
  authorized, 17,465,476 and 17,468,330 shares issued and outstanding,
  at June 30, 2004 and March 31, 2004,                                              174,655           174,683
  Additional paid-in capital                                                        413,048           413,020
  Retained earnings (accumulated deficit)                                           102,001           (43,751)
                                                                                -----------       -----------

         TOTAL STOCKHOLDERS' EQUITY                                                 689,704           543,952
                                                                                -----------       -----------

         TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                                                                $2,317,383        $2,164,300
                                                                                ===========       ===========





See accompanying notes to condensed consolidated financial statements.

                             FRAGRANCENET.COM, INC.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                For the Three Months Ended June 30, 2004 and 2003




                                                         Three Months Ended
                                                             June 30,
                                                   ------------------------------
                                                         2004             2003
                                                   ------------------------------

NET SALES                                            $ 4,314,657     $ 2,512,975

COST OF SALES                                          2,574,944       1,539,651
                                                     -----------     -----------

      GROSS PROFIT                                     1,739,713         973,324
                                                     -----------     -----------

OPERATING EXPENSES
  Selling and marketing                                  780,951         418,186
  General and administrative expenses                    709,107         460,775
                                                     -----------     -----------

      TOTAL OPERATING EXPENSES                         1,490,058         878,961
                                                     -----------     -----------

INCOME FROM OPERATIONS                                   249,655          94,363

OTHER EXPENSE                                              5,153           4,064
                                                     -----------     -----------

INCOME BEFORE INCOME TAXES                               244,502          90,299
INCOME TAXES
                                                          98,750            --
                                                     -----------     -----------

     NET INCOME                                          145,752          90,299
                                                     -----------     -----------

Basic and diluted net income per share               $      0.01     $      0.01
                                                     ===========     ===========

Weighted average number of
 common shares outstanding                            17,465,476      17,468,330
                                                     ===========     ===========



See accompanying notes to condensed consolidated financial statements.

                             FRAGRANCENET.COM, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                For the Three Months Ended June 30, 2004 and 2003



                                                                    2004             2003
                                                                -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                     $  145,752         $  90,299
  Adjustments to reconcile net income to net
   cash used in operating activities:
     Depreciation and amortization                                  20,223            14,666
     Deferred income taxes                                         (11,000)               --
     Non-cash stock compensation expense                                --             4,555
  Changes in assets and liabilities:
     Accounts receivable, net                                      (81,046)          (20,101)
     Inventory                                                    (128,134)         (141,734)
     Prepaid expenses and other assets                              16,933           (30,812)
     Accounts payable and accrued expenses                         (24,895)           18,178
     Income taxes payable                                           22,700                --
     Deferred revenue                                               11,578             3,128
                                                                ----------         ---------

       TOTAL ADJUSTMENTS                                          (173,641)         (152,120)
                                                                ----------         ---------

       NET CASH USED IN
         OPERATING ACTIVITIES                                      (27,889)          (61,821)
                                                                ----------         ---------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Expenditure for property and equipment                           (59,267)               --
                                                                ----------         ---------

  Net Cash Used in Financing Activities                            (59,267)               --
                                                                ----------         ---------

CASH FLOWS FROM FINANCING ACTIVITES:

   Principal repayments of capital lease obligations                    --            (1,062)
   Principal repayments of long-term debt                           (2,052)               --
                                                                ----------         ---------

    Net Cash Used In Financing Activities                           (2,052)           (1,062)
                                                                ----------         ---------

       NET DECREASE IN CASH AND
         CASH EQUIVALENTS                                          (89,208)          (62,883)

CASH AND CASH EQUIVALENTS - Beginning                              678,251           355,251
                                                                ----------         ---------

CASH AND CASH EQUIVALENTS - Ending                              $  589,043         $ 292,368
                                                                ==========         =========



See accompanying notes to condensed consolidated financial statements.

                             FRAGRANCENET.COM, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), Continued

                For the Three Months Ended June 30, 2004 and 2003



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the periods for:



Income taxes                        $ 87,050         $ --
Interest                            $    291         $ 57






See accompanying notes to condensed consolidated financial statements.

                             FRAGRANCENET.COM, INC.

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB of Regulation SB. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the unaudited condensed consolidated financial statements. The Company is subject to seasonal variations and the results of operations of these interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended March 31, 2004 included in the Company's Form-10KSB. The accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with those described in the March 31, 2004 consolidated financial statements.

NOTE 2 - Significant Accounting Policies

                  Stock Options and Similar Equity Instruments

At June 30, 2004, the Company had one stock-based employee plan. As permitted under Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in operations, as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant. Outstanding options were granted and vested in fiscal 2000. Accordingly, pro forma financial information for the three months ended June 30, 2004 and 2003 is not required.

                             FRAGRANCENET.COM, INC.

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs approximated $329,000 and $153,000 for the three months ended June 30, 2004 and 2003, respectively.

Shipping Expenses

The Company generally does not charge its customers for shipping costs if the total sale price exceeds a certain threshold. These shipping costs are included in selling and marketing expenses in the unaudited condensed consolidated statements of income. Outbound shipping costs for the shipment of product to customers approximated $333,000 and $196,000 for the three months ended June 30, 2004 and 2003, respectively.

                             FRAGRANCENET.COM, INC.

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

NOTE 3 - Concentration with Suppliers

During the three months ended June 30, 2004, the Company purchased a substantial portion of its fragrances from one supplier. Purchases from this supplier amounted to 14% of total purchases. At June 30, 2004, amounts due to this supplier included in accounts payable approximated $36,000.

During the three months ended June 30, 2003, the Company purchased a substantial portion of its fragrances from two suppliers. Purchases from these suppliers amounted to 30% and 13%, respectively, of total purchases. At June 30, 2003, amounts due to these suppliers included in accounts payable approximated $56,000 and $49,000, respectively.


NOTE 4 - Stockholders' Equity

On November 25, 2002, the stockholders of the Company approved a one for ten reverse stock split. The reverse stock split has not yet been effected.

NOTE 5 - Employment Agreements

In August 2003, the Company entered into employment agreements with its Chief Executive Officer, Chief Operating Officer and Vice President that included annual base salaries of $175,000, $290,000 and $125,000, respectively. In January 2004, the Vice President received an increase in salary of $50,000 bringing his base salary to $175,000. In addition, each executive is entitled to an incentive bonus equal to one percent (1%) of the Company's sales in excess of target sales, as defined. For the fiscal year ending March 31, 2005, target sales are approximately $14,705,000. The base salaries shall be increased annually by an amount equal to the incentive bonuses earned by the executives in the prior fiscal year. These employment agreements terminate upon the executive's separation from the Company at which time certain amounts may be paid, as defined, to the executive or designated beneficiaries. In addition, upon termination of the Chief Executive Officer's employment, the Company will be obligated to retain that executive under a Consulting Agreement for a period of ten (10) years. Annual compensation under the

                             FRAGRANCENET.COM, INC.

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

NOTE 5 - Employment Agreements, continued

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

For the three months ended June 30, 2004 and 2003, the Company incurred interest expense at 7% per annum on unpaid bonuses of approximately $5,700 and $4,400, respectively, which has been included in interest expense in the unaudited condensed consolidated statement of income. Under these agreements, for the three months ended June 30, 2004, bonuses of $30,000 for the year ending March 31, 2005 have been accrued. Accrued bonuses and interest of approximately $505,000 and $469,000 were included in accrued expenses at June 30, 2004 and March 31, 2004, respectively.

NOTE 6 - Notes Payable, Bank

In September 2003, the Company entered into a credit facility agreement with Fleet National Bank ("Fleet") consisting of a $250,000 line of credit. Advances under the line shall bear annual interest at a rate equal to Fleet's prime rate (4% at June 30, 2004) plus 0.50%, as defined. The agreement requires monthly installments of interest only and principal advances are due and payable on demand. At June 30, 2004, the Company did not have any outstanding balance under the line of credit. The line of credit is collateralized by the Company's Fleet Money Market bank account and is personally guaranteed by the Company's Chief Executive Officer. In addition, the Company is required to maintain certain financial and other covenants.

In October 2003, the Company entered into a term loan agreement with Fleet consisting of a $26,000 promissory note. Proceeds from the note were used to purchase a vehicle for use in the day to day operations of the Company. The note bears interest at 5.13% per annum and is payable in 36 monthly installments of principal and interest. The promissory note is collateralized by the vehicle and is personally guaranteed by the Company's Chief Executive Officer. As of June 30, 2004, the Company owes approximately $21,300, of which approximately $8,500 is classified as a current liability and the balance is classified as a long term liability.

NOTE 7 - Income Taxes

During the period ended June 30, 2004, the Company recorded a current income tax provision of $109,750 partially offset by a benefit for deferred income taxes of $11,000.

NOTE 8 - Products and Services

The Company and its subsidiaries currently operate in one business segment and have in the three months ended June 30, 2004 and 2003 sold products to two separate types of customers, retail and wholesale customers.



                                               For the Three Months Ended
                                                       June 30,
                                                2004             2003
                                             ----------------------------
Retail                                       $3,794,742       $2,288,635
Wholesale                                       519,915          224,340
                                             ----------       ----------

         Total Net Sales                     $4,314,657       $2,512,975
                                             ==========       ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes to the condensed consolidated financial statements.

Results of Operations

The following table sets forth for the periods indicated certain financial information derived from the Company's condensed consolidated statements of income. There can be no assurance that sales trends will continue in the future.



Three Months Ended June 30                                         2004                2003
-----------------------------------------------------------------------------------------------
Net sales                                                      $4,314,657          $2,512,975

Cost of sales                                                   2,574,944           1,539,651

Gross profit                                                    1,739,713             973,324

Total operating expenses                                        1,490,058             878,961

Income from operations                                            249,655              94,363

Other expense                                                       5,153               4,064

Income taxes                                                       98,750                  --
                                                               ----------          ----------

      Net Income                                               $  145,752          $   90,299
                                                               ==========          ==========


Overview

FragranceNet.com, Inc. ("FragranceNet" or the "Company") operates one of the world's largest Internet discount fragrance stores offering more than 6,000 brand-name fragrances, scented candles, aromatherapy and hair care products at the lowest prices. By combining an extensive selection with free U.S. shipping and handling on orders over $60, FragranceNet customers are treated to a unique and easy shopping experience. FragranceNet recently formed a new entity, which is wholly-owned, under the name of FragranceNet Wholesales, Inc. to pursue the wholesale sale of fragrances and related products. The wholesale business is in its infancy and generated sales during the fiscal year ended March 31, 2004 of approximately $1.5 million. FragranceNet performs fulfillment services for companies who pay a fee for the Company to fulfill orders from other websites. These fees represent incremental income to the Company performed within its current warehouse space, with its current employees.

Net Sales

Net sales for the three months ended June 30, 2004 increased to $4,314,657 or 72% compared to the comparable period in 2003, which was $2,512,975. The increase was due to more effective advertising and promotion.

Cost of Sales

Cost of sales as a percentage of sales was 60% in the three months ended June 30, 2004 and 61% in the comparable quarter in 2003. The decrease was primarily due to better purchasing of inventory at more favorable prices.

Selling, General and Administrative Expenses

These expenses encompass the entire operation of the business from personnel required to operate the office to development and hosting of the website. The expenses increased to $1,490,058 for the three months ended June 30, 2004 compared to $878,961 for the three months ended June 30, 2003. As a percentage of sales, the expenses were 35% of sales for each of the three months ended June 30, 2004 and 2003.

Operating Income

The Company posted operating income of $249,655 for the three months ended June 30, 2004 compared to operating income of $94,363 for the comparable period in 2003.

Income Taxes

Net operating loss carryforwards were fully utilized as of March 31, 2004, requiring a provision for income taxes of $109,750 offset by a deferred tax benefit of $11,000 at June 30, 2004. Due to the utilization of net operating loss carryforwards, no income taxes were provided for the three months ended June 30, 2003.

Liquidity, Capital Resources and Changes in Financial Condition

At June 30, 2004, the Company had working capital of $487,778 and cash and cash equivalents of $589,043 as compared to working capital of $384,292 and cash and cash equivalents of $678,251 at March 31, 2004. The Company's cash and cash equivalents were sufficient to enable it to meet its cash requirements during the period ended June 30, 2004. There was a decrease in cash and cash equivalents of $89,208 during the three months ended June 30, 2004. The decrease in cash and cash equivalents was mainly due to the increase in inventory to take advantage of better pricing. The main requirements for capital are to acquire merchandise for sale over the Internet through the Company's website, for the maintenance of the website and for advertising and promotion to bring consumers to the website.

In September 2003, the Company entered into a credit facility agreement with Fleet National Bank ("Fleet") consisting of a $250,000 line of credit. Advances under the line shall bear annual interest at a rate equal to Fleet's prime rate plus 0.50%, as defined. The agreement requires monthly installments of interest only and principal advances are due and payable on demand. At June 30, 2004, the Company did not have any outstanding balance under the line of credit. The line of credit is collateralized by the Company's Fleet Money Market bank account and is personally guaranteed by the Company's Chief Executive Officer. In addition, the Company is required to maintain certain financial and other covenants.

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

Forward Looking Statements

Certain statements contained in "Management's Discussion and Analysis of Results of Operations and Financial Condition", including, without limitation, statements with respect to the future prospects and cash flow requirements of the Company, are forward looking statements. Forward-looking statements are often indicated by words such as "expect", "estimate," "anticipate," or "believe" and similar expressions. Forward-looking statements involve known and unknown risks, uncertainties and other factors, including, without limitation, the need for additional financing, the impact of competition, the management of growth, compliance with applicable regulatory requirements, and the Company's ability to enter into agreements with marketing or distribution partners, which may cause actual results, performance and material achievements of the Company to be materially different from the Company's expectations. The reader should carefully consider, together with the other matters referred to herein, these factors. The Company cautions the reader, however, that these factors may not be exhaustive.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. As of the end of our fiscal quarter ended June 30, 2004, an evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer has concluded that as of the end of that fiscal quarter, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

(b) Changes in internal controls. During the fiscal quarter ended June 30, 2004, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) See Exhibit Index

(b) Reports on Form 8-K: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2004


                                            FRAGRANCENET.COM, INC.
                                                (Registrant)





                                        By /s/ DENNIS M. APFEL
                                        -------------------------------------
                                        Dennis M. Apfel
                                        Chairman, Chief Executive Officer
                                        and Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit        Description
-------        -----------
   31.1        Rule 13e-14(a) Certification of Chief Executive Officer and
               Chief Financial Officer

   32.1        Section 1350 Certification of Chief Executive Officer and
               Chief Financial Officer
