Form 10QSB
period 2004-09-30
FRAGRANCENET COM INC
filed 2004-11-15
CIK 826495

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark one)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.
                For the quarterly period ended September 30, 2004
                                       OR
     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

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


CLASS                                       OUTSTANDING AT November 8, 2004
-----                                       -------------------------------
Common Stock, par value                               17,465,476
$ .01 per share

                             FRAGRANCENET.COM, INC.

                         FORM 10-QSB-September 30, 2004

                                      Index


                                                                               PAGE
                                                                               ----
Part I.  Financial Information

Item 1. Financial Statements

   Condensed Consolidated Balance Sheets at
     September 30, 2004 (Unaudited) and March 31, 2004                          3 - 4

   Unaudited Condensed Consolidated Statements of Income
     for the Three and Six Months Ended September 30, 2004 and 2003                 5

   Unaudited Condensed Consolidated Statements of Cash Flows
     for the Six Months Ended September 30, 2004 and 2003                       6 - 7

   Notes to Unaudited Condensed Consolidated Financial Statements              8 - 11


Item 2 - Management's Discussion and Analysis
 of Results of Operations and Financial Condition                             12 - 14


Item 3 - Controls and Procedures                                                   15


Part II.  Other Information


Item 6 - Exhibits and Reports on Form 8-K                                          15


Signatures                                                                         16

Exhibit Index                                                                      17

ITEM 1 - FINANCIAL STATEMENTS

                             FRAGRANCENET.COM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      September 30, 2004 and March 31, 2004


                                                                          September 30,       March 31,
                                                                               2004             2004
                                                                           ------------     -----------
                                                                           (Unaudited)
CURRENT ASSETS
--------------
  Cash and cash equivalents                                                  $799,951         $678,251
  Accounts receivable, net of allowance for returns of $1,000
    in each period                                                            281,880          273,135
  Inventory                                                                   992,184          818,837
  Deferred tax asset                                                          193,900          163,800
  Prepaid expenses and other current assets                                    41,153           54,574
                                                                           ----------       ----------


         Total Current Assets                                               2,309,068        1,988,597


PROPERTY AND EQUIPMENT, Net                                                   186,538          147,170


INTANGIBLE ASSET, Net                                                           4,625            4,875

OTHER ASSETS                                                                   23,658           23,658
                                                                           ----------       ----------


         TOTAL ASSETS                                                      $2,523,889       $2,164,300
                                                                           ==========       ==========




See accompanying notes to condensed consolidated financial statements.

                             FRAGRANCENET.COM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      September 30, 2004 and March 31, 2004

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                 September 30,      March 31,
                                                                                     2004             2004
                                                                                -------------      ----------
                                                                                 (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                                                $ 748,096        $  752,781
  Accrued expenses                                                                  723,727           691,776
  Income taxes payable                                                              144,200            72,850
  Current portion - long-term debt                                                    8,584             8,367
  Deferred revenue                                                                  103,772            78,531
                                                                                  ---------        ----------

       Total Current Liabilities                                                  1,728,379         1,604,305


  Long-term debt                                                                     10,634            14,981
  Other liabilities                                                                      --             1,062
                                                                                 ----------        ----------

       TOTAL LIABILITIES                                                          1,739,013         1,620,348
                                                                                 ----------        ----------

STOCKHOLDERS' EQUITY
  Convertible Series A preferred stock - $.01 par value;
  3,000,000 shares authorized, none issued                                               --                --
  Common stock, $.01 par value; 50,000,000 shares authorized, 17,465,476 and
  17,468,330 shares issued and outstanding, at September 30, 2004 and March 31,
  2004, respectively                                                                174,655           174,683
  Additional paid-in capital                                                        413,048           413,020
  Retained earnings (accumulated deficit)                                           197,173           (43,751)
                                                                                -----------       -----------

         TOTAL STOCKHOLDERS' EQUITY                                                 784,876           543,952
                                                                                -----------       -----------

         TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                                                                $2,523,889        $2,164,300
                                                                                ===========       ===========




See accompanying notes to condensed consolidated financial statements.

                             FRAGRANCENET.COM, INC.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

      For the Three Months and Six Months Ended September 30, 2004 and 2003


                                                     Three Months Ended                   Six Months Ended
                                                       September 30,                        September 30,
                                                --------------------------------------------------------------------
                                                     2004          2003                 2004             2003
                                                --------------------------------------------------------------------
NET SALES                                       $  4,650,094   $  2,711,469         $  8,964,751    $  5,224,444
---------

COST OF SALES                                      2,834,569      1,731,255            5,409,513       3,270,906
-------------                                   ------------   ------------         ------------    ------------

          GROSS PROFIT                             1,815,525        980,214            3,555,238       1,953,538
                                                ------------   ------------         ------------    ------------

OPERATING EXPENSES
------------------
   Selling and marketing                             872,673        418,571            1,653,624         836,757
   General and administrative                        782,142        524,226            1,491,249         985,001
                                                ------------   ------------         ------------    ------------

          TOTAL OPERATING EXPENSES                 1,654,815        942,797            3,144,873       1,821,758
                                                ------------   ------------         ------------    ------------

OPERATING INCOME                                     160,710         37,417              410,365         131,780
-----------------------

OTHER (EXPENSE) INCOME                                (5,238)         1,647              (10,391)         (2,417)
----------------------                          ------------   ------------         ------------    ------------

   Income Before Income Taxes                        155,472         39,064              399,974         129,363
   Income Taxes                                       60,300             --              159,050              --
                                                ------------   ------------         ------------    ------------

       NET INCOME                               $     95,172   $     39,064         $    240,924    $    129,363
                                                ------------   ------------         ------------    ------------


Basic and diluted net income per share          $       0.01   $       0.00         $       0.01    $       0.01
                                                ============   ============         ============    ============

Weighted average number of
   common shares outstanding                      17,465,476     17,468,330           17,465,476     17,468,330
                                                ============   ============         ============    ============




See accompanying notes to condensed consolidated financial statements.

                             FRAGRANCENET.COM, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

              For the Six Months Ended September 30, 2004 and 2003


                                                                    2004             2003
                                                                -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                     $  240,924         $ 129,363
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                  45,661            28,938
     Deferred income taxes                                         (30,100)               --
     Non-cash stock compensation expense                                --             9,110
  Changes in assets and liabilities:
     Accounts receivable, net                                       (8,745)          (79,213)
     Inventory                                                    (173,347)         (198,823)
     Prepaid expenses and other assets                              13,421           (43,249)
     Accounts payable and accrued expenses                          26,204           184,118
     Income taxes payable                                           71,350                --
     Deferred revenue                                               25,241             8,198
                                                                ----------         ---------

       TOTAL ADJUSTMENTS                                           (30,315)          (90,921)
                                                                ----------         ---------

       NET CASH PROVIDED BY
         OPERATING ACTIVITIES                                      210,609            38,442
                                                                ----------         ---------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Expenditure for property and equipment                           (84,779)               --
                                                                ----------         ---------


CASH FLOWS FROM FINANCING ACTIVITES:

   Principal payments of capital lease obligations                      --            (1,780)
   Principal payments of long-term debt                             (4,130)               --
                                                                ----------         ---------

    NET CASH USED IN FINANCING ACTIVITIES                          (4,130)           (1,780)
                                                                ----------         ---------

       NET INCREASE IN CASH AND
         CASH EQUIVALENTS                                          121,700            36,662

CASH AND CASH EQUIVALENTS - Beginning                              678,251           355,251
                                                                ----------         ---------

CASH AND CASH EQUIVALENTS - Ending                              $  799,951         $ 391,913
                                                                ==========         =========




See accompanying notes to condensed consolidated financial statements.

                             FRAGRANCENET.COM, INC.

              For the Six Months Ended September 30, 2004 and 2003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the periods for:


                                                         2004             2003
                                                      -----------     ----------
Income taxes                                          $ 117,800        $     620
Interest                                              $     555        $  15,085




See accompanying notes to condensed consolidated financial statements.

                             FRAGRANCENET.COM, INC.

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-QSB of Regulation SB. Accordingly, they do not include all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. These interim unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which management considers necessary for a fair presentation of the unaudited condensed consolidated financial statements. The Company is subject to seasonal variations and the results of operations of these interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the Company's consolidated financial statements for the year ended March 31, 2004 and notes thereto included in the Company's annual report on Form 10-KSB.

NOTE 2 - Significant Accounting Policies

Stock Options and Similar Equity Instruments

At September 30, 2004, the Company had one stock-based employee plan. As permitted under Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in operations, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Outstanding options were granted and vested in fiscal 2000. Accordingly, pro forma financial information for the three and six months ended September 30, 2004 and 2003 is not required.

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

Advertising Costs
Advertising costs are expensed as incurred. Advertising costs approximated $399,000 and $144,000 for the three months ended September 30, 2004 and 2003, respectively, and $728,000 and $297,000 for the six months ended September 30, 2004 and 2003, respectively.

Shipping Expenses
The Company does not charge its customers for shipping costs if the total sale price exceeds a certain threshold. These shipping costs are included in selling and marketing expenses in the unaudited condensed consolidated statements of income. Outbound shipping costs for the shipment of product to customers approximated $342,000 and $185,000 for the three months ended September 30, 2004 and 2003, respectively, and $674,000 and $381,000 for the six months ended September 30, 2004 and 2003, respectively.

                             FRAGRANCENET.COM, INC.

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

NOTE 3 - Concentration with Suppliers

During the three months ended September 30, 2004, the Company purchased a substantial portion of its fragrances from one supplier. Purchases from this supplier amounted to 13% of total purchases. At September 30, 2004, amounts due to this supplier included in accounts payable approximated $52,000.

During the three months ended September 30, 2003, the Company purchased a substantial portion of its fragrances from two suppliers. Purchases from these suppliers amounted to 28% and 13%, respectively, of total purchases. At September 30, 2003, amounts due to these suppliers included in accounts payable approximated $50,000 and $24,000, respectively.

During the six months ended September 30, 2004, the Company purchased a substantial portion of its fragrances from one supplier. Purchases from this supplier amounted to 14% of total purchases.

During the six months ended September 30, 2003, the Company purchased a substantial portion of its fragrances from two suppliers. Purchases from these suppliers amounted to 29% and 13%, respectively, of total purchases.

NOTE 4 - Stockholders' Equity

On November 25, 2002, the stockholders of the Company approved a one for ten reverse stock split. The reverse stock split has not yet been effected.

NOTE 5 - Employment Agreements

In August 2003, the Company entered into employment agreements with its Chief Executive Officer, Chief Operating Officer and Vice President that include annual base salaries of $175,000, $290,000 and $125,000, respectively. In January 2004, the Vice President received an increase in salary of $50,000 bringing his base salary to $175,000. In addition, each executive is entitled to an incentive bonus equal to one percent (1%) of the Company's sales in excess of target sales, as defined. For the fiscal year ending March 31, 2005, target sales are approximately $14,705,000. The base salaries shall be increased annually by an amount equal to the incentive bonuses earned by the executives in the prior fiscal year. These employment agreements terminate upon the executive's separation from the Company at which time certain amounts may be paid, as defined, to the executive or designated beneficiaries. In addition, upon termination of the Chief Executive Officers' employment, the Company will be obligated to retain that executive under a Consulting Agreement for a period of ten (10) years. Annual compensation under the

                             FRAGRANCENET.COM, INC.

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

NOTE 5 - Employment Agreements, continued

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

For the six months ended September 30, 2004 and 2003, the Company incurred interest expense at 7% per annum on unpaid bonuses under these agreements of approximately $11,400 and $8,600, respectively, which has been included in interest expense in the unaudited condensed consolidated statement of income. Under these agreements, for the three and six months ended September 30, 2004, bonuses of $30,000 and $80,000, respectively, have been accrued for the year ending March 31, 2005. Accrued bonuses and interest of approximately $561,000 and $470,000 were included in accrued expenses at September 30, 2004 and March 31, 2004, respectively.


NOTE 6 - Notes Payable, Bank

In September 2003, the Company entered into a credit facility agreement with Fleet National Bank ("Fleet") consisting of a $250,000 line of credit. Advances under the line shall bear annual interest at a rate equal to Fleet's prime rate (4.75% at September 30, 2004) plus 0.50%, as defined. The agreement requires monthly installments of interest only and principal advances are due and payable on demand. At September 30, 2004, the Company did not have any outstanding balance under the line of credit. The line of credit is collateralized by the Company's Fleet Money Market bank account and is personally guaranteed by the Company's Chief Executive Officer. In addition, the Company is required to maintain certain financial and other covenants.

In October 2003, the Company entered into a term loan agreement with Fleet consisting of a $26,000 promissory note. Proceeds from the note were used to purchase a vehicle for use in the day to day operations of the Company. The note bears interest at 5.13% per annum and is payable in 36 monthly installments of principal and interest. The promissory note is collateralized by the vehicle and is personally guaranteed by the Company's Chief Executive Officer. As of September 30, 2004, the Company owes approximately $19,200, of which approximately $8,600 is classified as current liability.

NOTE 7 - Income Tax

During the six months ended September 30, 2004, the Company recorded a current income tax provision of $189,150 partially offset by a benefit for deferred income taxes of $30,100.

NOTE 8 - Products and Services

The Company and its Subsidiary currently operate in one business segment and have sold products to two separate types of customers, retail and wholesale customers as follows:

                                             Three Months Ended                   Six Months Ended
                                              September 30,2004                 September 30, 2004
                                        ----------------------------------------------------------------
------

      Retail                                      3,585,004                           6,969,244
      Wholesale                                   1,065,090                           1,995,507
                                                -----------                        ------------

           Total Net Sales                       $4,650,094                         $ 8,964,751

                                                ===========                        =============

NOTE 9 -  Subsequent Events

       On November 5, 2004, the Company's Board of Directors adopted the 2004 Long-Term Incentive Plan (the "Plan") under which the Company's Board of Directors may grant stock options and other forms of stock-based awards to employees and directors of the Company and to consultants and other individuals providing services to the Company. The Plan authorizes grants of awards covering up to 4.5 million shares of common stock. The number of shares of common stock subject to all awards granted to any individual under the Plan in any one-year period shall not exceed 1,000,000 shares.

       The exercise price per share of options may not be less than the fair market value of the common stock on the date of grant. The term of each option will generally be fixed by the Board, except that no stock option may exceed a term of ten years. At the discretion of the Board, options may be exercised by payment of the exercise price in cash, stock, outstanding awards or other property having a fair market value equal to the exercise price.

       On November 5, 2004, the Board of Directors granted a ten year option to purchase 500,000 shares of common stock to a director of the Company at an exercise price of $.75 per share (the fair market value of the common stock on the date of grant). The option is exercisable as to one-third of the shares on the date of grant, as to an additional one-third on the first anniversary of the date of grant and as to the final one-third on the second anniversary of the date of grant.

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


Three Months Ended September 30                                    2004                2003
-----------------------------------------------------------------------------------------------
Net sales                                                      $4,650,094          $2,711,469

Cost of sales                                                   2,834,569           1,731,255

Gross profit                                                    1,815,525             980,214

Total operating expenses                                        1,654,815             942,797

Income from operations                                            160,710              37,417

Other (expense) Income                                             (5,238)              1,647

Income taxes                                                       60,300                  --
                                                               ----------          ----------

      Net Income                                               $   95,172          $   39,064
                                                               ==========          ==========


Six Months Ended September 30                                      2004                2003
-----------------------------------------------------------------------------------------------
Net sales                                                     $ 8,964,751         $ 5,224,444

Cost of sales                                                   5,409,513           3,270,906

Gross profit                                                    3,555,238           1,953,538

Total Operating Expenses                                        3,144,873           1,821,758

Income from operations                                            410,365             131,780

Other expense                                                      10,391               2,417

Income taxes                                                      159,050                  --
                                                              -----------          ----------

          Net Income                                          $   240,924          $  129,363
                                                              ===========          ==========

Overview

FragranceNet.com, Inc. ("FragranceNet" or the "Company") operates one of the world's largest Internet discount fragrance store offering more than 6,000 brand-name fragrances, scented candles, aromatherapy and hair care products at the lowest prices. By combining an extensive selection with free U.S. shipping and handling on orders over $60, FragranceNet customers are treated to a unique and easy shopping experience. FragranceNet formed an entity, which is wholly-owned, under the name of FragranceNet Wholesales, Inc. to pursue the wholesale sale of fragrances and related products. The wholesale business is in its infancy and generated sales during the fiscal year ended March 31, 2004 of approximately $1.5 million. FragranceNet performs fulfillment services for companies who pay a fee for the Company to fulfill orders from other websites. These fees represent incremental income to the Company performed within our current warehouse space, with its current employees.

Net Sales

Net sales for the three months ended September 30, 2004 increased to $4,650,094 or 71% compared to the comparable period in 2003, which was $2,711,469. Net sales for the six months ended September 30, 2004 increased to $8,964,751 or 72% more than the comparable period in 2003 which was $5,224,444. The increase was due to more effective advertising and promotion.

Cost of Sales

Cost of sales as a percentage of sales was 61% in the three months ended September 30, 2004 and 64% in the comparable quarter in 2003. Cost of sales as a percentage of sales was 60% for the six months ended September 30, 2004 and 63% for the comparable period in 2003. The decrease was primarily due to better purchasing of inventory at more favorable prices.

Selling, General and Administrative Expenses

These expenses encompass the entire operation of the business from personnel required to operate the office to development and hosting of the website. The expenses increased to $1,654,815 for the three months ended September 30, 2004 compared to $942,797 for the three months ended September 30, 2003. These expenses increased to $3,144,873 for the six months ended September 30, 2004 compared to $1,821,758 for the comparable period in 2003. As a percentage of sales, for the three months ended September 30, 2004, these expenses were 36% of sales as compared to 35% for the three months ended September 30, 2003. For the six months ended September 30, 2004 and the six months ended September 30, 2003, these expenses as a percentage of sales remained at 35%

Operating Income

The Company posted operating income of $160,710 for the three months ended September 30, 2004 compared to operating income of $37,417 for the comparable period in 2003. The Company posted operating income of $410,365 for the six months ended September 30, 2004 compared to an operating income of $131,780 for the comparable period in 2003.

Income Taxes

Net operating loss carryforwards were fully utilized as of March 31, 2004, therefore a required provision for income taxes of $189,150 is partially offset by a deferred tax benefit of $30,100 at September 30, 2004. Due to the utilization of net operating loss carryforwards, no income taxes were provided for the three months ended September 30, 2003.

Liquidity, Capital Resources and Changes in Financial Condition

At September 30, 2004 the Company had working capital of $580,689 and cash and cash equivalents of $799,951 as compared to working capital of $384,292 and cash and cash equivalents of $678,251 at March 31, 2004. The Company's cash and cash equivalents were sufficient to enable it to meet its cash requirements during the period ended September 30, 2004. There was an increase in cash and cash equivalents of $121,700 during the six months ended September 30, 2004. The increase in cash and cash equivalents was mainly due to the net income generated during the period.

In September 2003, the Company entered into a credit facility agreement with Fleet National Bank ("Fleet") consisting of a $250,000 line of credit. Advances under the line shall bear annual interest at a rate equal to Fleet's prime rate plus 0.50%, as defined. The agreement requires monthly installments of interest only and principal advances are due and payable on demand. At September 30, 2004, the Company did not have any outstanding balance under the line of credit. The line of credit is collateralized by the Company's Fleet Money Market bank account and is personally guaranteed by the Company's Chief Executive Officer. In addition, the Company is required to maintain certain financial and other covenants.

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

Forward Looking Statements

Certain statements contained in "Management's Discussion and Analysis of Results of Operations and Financial Condition", including, without limitation, statements with respect to the future prospects and cash flow requirements of the Company, are forward looking statements. Forward-looking statements are often indicated by words such as "expect", "estimate", "anticipate" or "believe" and similar expressions. Forward-looking statements involve known and unknown risks, uncertainties and other factors, including without limitation, the need for additional financing, the impact of competition, the management of growth, compliance with applicable regulatory requirements, and the Company's ability to enter into agreements with marketing or distribution partners, which may cause actual results, performance and material achievements of the Company to be materially different from the Company's expectations. The reader should carefully consider, together with the other matters referred to herein, these factors. The Company cautions the reader, however, that these factors may not be exhaustive.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. As of the end of our fiscal quarter ended September 30, 2004, an evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer has concluded that as of the end of that fiscal quarter, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

(b) Changes in internal controls. During the fiscal quarter ended September 30, 2004, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) See Exhibit Index

(b) Reports on Form 8-K: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November  12, 2004


                             FRAGRANCENET.COM, INC.
                                  (Registrant)



               By:  /s/ Dennis M. Apfel
                    --------------------------------------
                    Dennis M. Apfel
                    Chairman, Chief Executive Officer
                    and Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit        Description
-------        -----------
   10.11       FragranceNet.com, Inc. 2004 Long Term Incentive Plan

   31.1        Rule 13e-14(a) Certification of Chief Executive Officer and
               Chief Financial Officer

   32.1        Section 1350 Certification of Chief Executive Officer and
               Chief Financial Officer