Form 10QSB
period 2004-12-31
FRAGRANCENET COM INC
filed 2005-02-14
CIK 826495

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark one)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.
                For the quarterly period ended December 31, 2004
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

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


CLASS                                       OUTSTANDING AT February 14,2005
-----                                       -------------------------------
Common Stock, par value                               17,465,476
$ .01 per share

                             FRAGRANCENET.COM, INC.

                          FORM 10-QSB-December 31, 2004

                                      Index



                                                                               PAGE
                                                                               ----
Part I.  Financial Information

Item 1. Financial Statements

   Condensed Consolidated Balance Sheets at
     December 31, 2004 (Unaudited) and March 31, 2004                          3 - 4

   Unaudited Condensed Consolidated Statements of Income
     for the Three and Nine Months Ended December 31, 2004 and 2003                5

   Unaudited Condensed Consolidated Statements of Cash Flows
     for the Nine Months Ended December 31, 2004 and 2003                      6 - 7

   Notes to Unaudited Condensed Consolidated Financial Statements             8 - 12


Item 2 - Management's Discussion and Analysis
 of Results of Operations and Financial Condition                            13 - 15

Item 3 - Controls and Procedures                                                  16

Part II.  Other Information

Item 6 - Exhibits                                                                 16

Signatures                                                                        17

Exhibit Index                                                                     18

ITEM 1 - FINANCIAL STATEMENTS

                             FRAGRANCENET.COM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      December 31, 2004 and March 31, 2004


                                                                           December 31,       March 31,
                                                                               2004             2004
                                                                           ------------     -----------
                                                                           (Unaudited)
CURRENT ASSETS
--------------
  Cash and cash equivalents                                                $1,505,923         $678,251
  Accounts receivable, net of allowance for returns of $1,000
    in each period                                                            499,196          273,135
  Inventory                                                                 1,893,000          818,837
  Deferred tax asset                                                          235,780          163,800
  Prepaid expenses and other current assets                                    51,797           54,574
                                                                           ----------       ----------

         Total Current Assets                                               4,185,696        1,988,597


PROPERTY AND EQUIPMENT, Net                                                   197,296          147,170


INTANGIBLE ASSET, Net                                                           4,500            4,875

OTHER ASSETS                                                                   23,658           23,658
                                                                           ----------       ----------

         TOTAL ASSETS                                                      $4,411,150       $2,164,300
                                                                           ==========       ==========











See accompanying notes to condensed consolidated financial statements.

                             FRAGRANCENET.COM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      December 31, 2004 and March 31, 2004

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                  December 31,       March 31,
                                                                                     2004              2004
                                                                                -------------     --------------
                                                                                 (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                                               $1,174,726         $ 752,781
  Accrued expenses                                                                1,539,865           691,776
  Income taxes payable                                                              378,752            72,850
  Current portion - long-term debt                                                    8,695             8,367
  Deferred revenue                                                                  116,784            78,531
                                                                                  -----------      ----------

       Total Current Liabilities                                                  3,218,822         1,604,305

  Long-term debt                                                                      8,418            14,981
  Other liabilities                                                                      --             1,062
                                                                                 ----------        ----------

       TOTAL LIABILITIES                                                          3,227,240         1,620,348
                                                                                 ----------        ----------

STOCKHOLDERS' EQUITY
  Convertible Series A preferred stock - $.01 par value;
  3,000,000 shares authorized, none issued                                               --                --
  Common stock, $.01 par value; 50,000,000 shares
  authorized, 17,465,476 and 17,468,330 shares issued and outstanding
  at December 31, 2004 and March 31, 2004, respectively                             174,655           174,683
  Additional paid-in capital                                                        413,048           413,020
  Retained earnings (accumulated deficit)                                           596,207           (43,751)
                                                                                -----------       -----------

         TOTAL STOCKHOLDERS' EQUITY                                               1,183,910           543,952
                                                                                -----------       -----------

         TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY                                                                $4,411,150        $2,164,300
                                                                                ===========       ===========





See accompanying notes to condensed consolidated financial statements.

                             FRAGRANCENET.COM, INC.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

      For the Three Months and Nine Months Ended December 31, 2004 and 2003


                                                     Three Months Ended                  Nine Months Ended
                                                        December 31,                        December 31,
                                                --------------------------------------------------------------------
                                                     2004          2003                 2004             2003
                                                --------------------------------------------------------------------
NET SALES                                       $  8,834,745   $  5,582,058         $ 17,799,496    $ 10,806,502
---------

COST OF SALES                                      5,456,770      3,455,597           10,865,367       6,726,503
-------------                                   ------------   ------------         ------------    ------------

          GROSS PROFIT                             3,377,975      2,126,461            6,934,129       4,079,999
                                                ------------   ------------         ------------    ------------

OPERATING EXPENSES
------------------
   Selling and marketing                           1,513,601        938,426            3,167,225       1,775,183
   General and administrative expenses             1,268,757        817,321            2,760,006       1,802,322
                                                ------------   ------------         ------------    ------------

          TOTAL OPERATING EXPENSES                 2,782,358      1,755,747            5,927,231       3,577,505
                                                ------------   ------------         ------------    ------------

OPERATING INCOME                                     595,617        370,714            1,006,898         502,494
-----------------------

OTHER INCOME (EXPENSE)                                (4,603)        (4,171)             (15,910)         (6,588)
----------------------                          ------------   ------------         ------------    ------------

INCOME BEFORE INCOME TAXES                           591,014        366,543              990,988         495,906


INCOME TAXES (TAX BENEFIT)                           191,979         (3,350)             351,029          (3,350)
                                                ------------   ------------         ------------    ------------

     NET INCOME                                      399,035        369,893              639,959         499,256
                                                ============   ============         ============    ============


Net income per share:               Basic       $       0.02   $       0.02         $       0.04    $       0.03
                                                ============   ============         ============    ============
                                    Diluted     $       0.02   $       0.02         $       0.04    $       0.03
                                                ============   ============         ============    ============

Weighted average number of
   common shares outstanding        Basic         17,465,476     17,468,330            17,465,476     17,468,330
                                                ============   ============          ============   ============
                                    Diluted       17,497,984     17,468,330            17,479,152     17,468,330
                                                ============   ============          ============   ============








See accompanying notes to condensed consolidated financial statements.

                             FRAGRANCENET.COM, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

              For the Nine Months Ended December 31, 2004 and 2003



                                                                    2004             2003
                                                                -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                     $  639,959         $ 499,256
                                                                ----------         ---------
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                  75,623            54,014
     Deferred income taxes                                         (71,980)         (118,800)
     Non-cash stock compensation expense                                --            13,665
  Changes in assets and liabilities:
     Accounts receivable, net                                     (226,061)         (106,010)
     Inventory                                                  (1,074,163)         (446,697)
     Prepaid expenses and other assets                               2,776            (1,737)
     Accounts payable and accrued expenses                       1,268,972           951,115
     Accrued income taxes                                          305,902           113,800
     Deferred revenue                                               38,253            14,335
                                                                ----------         ---------

       TOTAL ADJUSTMENTS                                           319,322           473,685
                                                                ----------         ---------

       NET CASH PROVIDED BY
         OPERATING ACTIVITIES                                      959,281           972,941
                                                                ----------         ---------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Expenditure for property and equipment                          (125,374)          (97,964)
                                                                ----------         ---------

CASH FLOWS FROM FINANCING ACTIVITES:

   Borrowing on loan                                                    --            26,000
   Principal payments of capital lease obligations                      --            (2,873)
   Principal payments of long-term debt                             (6,235)             (626)
                                                                ----------         ---------

    Net Cash (Used In) Provided by Financing Activities             (6,235)           22,501
                                                                ----------         ---------

       NET INCREASE IN CASH AND
         CASH EQUIVALENTS                                          827,672           897,478

CASH AND CASH EQUIVALENTS - Beginning                              678,251           355,251
                                                                ----------         ---------

CASH AND CASH EQUIVALENTS - Ending                              $1,505,923         1,252,729
                                                                ==========        ==========





See accompanying notes to condensed consolidated financial statements.

                             FRAGRANCENET.COM, INC.

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), Continued

              For the Nine Months Ended December 31, 2004 and 2003


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the periods for:


Income taxes                                                  $ 117,800        $   1,650
Interest                                                      $     793        $  15,266















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

NOTE 2 - Significant Accounting Policies

                  Stock Options and Similar Equity Instruments

At December 31, 2004, the Company had two stock-based employee plans. As permitted under Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. The Company applies the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. Accordingly, no compensation cost has been recognized. The Company adopted the disclosure portion of SFAS No. 148, requiring quarterly SFAS No. 123 pro forma disclosure.

The following table illustrates the effect on earnings and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period presented.


                                                           Three Months                        Nine Months
                                                         Ended December 31,                 Ended December 31,
                                                    --------------------------------------------------------------
                                                         2004           -2003           -2004              -2003
                                                    ----------         ---------      ---------         --------
                                                           (in thousands, except per share data)

Net income, as reported                              $   399           $   370          $    640          $   499
Deduct:  Total stock-based employee compensation
expense determined under fair value method
for all awards, net of related tax effects              (146)                --             (146)              --
                                                     --------          ---------       ---------        ---------
Pro forma net earnings, attributable to common stock $   253           $    370         $    494          $   499
                                                     =======           ========         ========          =======

Earnings per common share (1):
Basic - as reported                                  $  0.02           $   0.02         $   0.04          $  0.03
                                                     =======           ========         ========          =======
Basic - pro forma                                    $  0.01           $   0.02         $   0.03          $  0.03
                                                     =======           ========         ========          =======

Diluted - as reported                                $  0.02           $   0.02         $   0.04          $  0.03
                                                     =======           ========         ========          ========
Diluted - pro forma                                  $  0.01           $   0.02         $   0.03          $  0.03
                                                     =======           ========         ========          ========


(1) In December 2004, the FASB finalized Statement of Financial Accounting Standards No. 123R "Share-Based Payment" which will require the Company to expense stock options based on grant date fair value in our financial statements. The effect of expensing stock options on the Company's results of operations using a Black-Scholes option-pricing model is presented in the preceding pro forma table.

                             FRAGRANCENET.COM, INC.

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


NOTE 2 - Significant Accounting Policies, continued

                          New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period costs. The provisions of SFAS No. 151 are effective for the Company's fiscal 2007. Management is currently evaluating the provisions of SFAS No. 151 and does not expect that adoption will have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

In December 2004, the FASB finalized SFAS No. 123R "Shared-Based Payment", amending SFAS No. 123, effective beginning the Company's fourth quarter of fiscal 2006. SFAS No.123R will require the Company to expense stock options based on grant date fair value in its financial statements. Further, the adoption of SFAS No.123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The effect of expensing stock options on the results of operations using a Black-Scholes option-pricing model is presented in Note 2. The adoption of SFAS No. 123R will have no effect on the Company's cash flows or financial position, but will have an adverse impact on the Company's results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29". This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for the Company's quarter ending September 30, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Companys' consolidated financial position, liquidity, or results of operations.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs approximated $678,000 and $374,000 for the three months ended December 31, 2004 and 2003, respectively, and $1,406,000 and $672,000 for the nine months ended December 31, 2004 and 2003, respectively.

Shipping Expenses

The Company does not charge its customers for shipping costs if the total sale price exceeds a certain threshold. These shipping costs are included in selling and marketing expenses in the unaudited condensed consolidated statements of income. Outbound shipping costs for the shipment of product to customers approximated $639,000 and $407,000 for the three months ended December 31, 2004 and 2003, respectively, and $1,313,000 and $787,000 for the nine months ended December 31, 2004 and 2003, respectively.

Earnings Per Share

The following table sets forth the components used in the computation of basic and diluted earnings per share:


                                                    Three Months Ended                  Nine Months Ended
                                                       December 31,                        December 31,
                                                --------------------------------------------------------------------
                                                     2004           2003                 2004            2003
                                                --------------------------------------------------------------------
NUMERATOR FOR BASIC AND DILUETED EARNINGS
 PER SHARE:
     Net Income                                  $   399,035    $   369,893          $    639,959    $   499,256
                                                ============   ============          ============   ============
DENOMINATOR:
     Denominator of basic earnings per share -
         Weighted average shares                  17,465,476     17,468,330            17,465,476     17,468,330

     Effect of dilutive securities:
         Employee stock options                       32,508         --                    13,676         --
                                                 ------------   ------------          ------------   ------------

         Denominator of diluted earnings
            per share                             17,497,984     17,468,330            17,479,152     17,468,330
                                                ============   ============          ============   ============

                             FRAGRANCENET.COM, INC.

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

NOTE 3 - Concentration with Suppliers

During the three months ended December 31, 2004, the Company purchased a substantial portion of its fragrances from one supplier. Purchases from this supplier amounted to 10% of total purchases. At December 31, 2004, amounts due to this supplier included in accounts payable approximated $52,000.

During the three months ended December 31, 2003, the Company purchased a substantial portion of its fragrances from two suppliers. Purchases from these suppliers amounted to 27% and 11%, respectively, of total purchases. At December 31, 2003, amounts due to these suppliers included in accounts payable approximated $76,000 and $80,000, respectively.

During the nine months ended December 31, 2004, the Company purchased a substantial portion of its fragrances from one supplier. Purchases from this supplier amounted to 12% of total purchases.

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

For the nine months ended December 31, 2004 and 2003, the Company incurred interest expense at 7% per annum on unpaid bonuses of approximately $17,200 and $12,700, respectively, which has been included in interest expense in the unaudited condensed consolidated statement of income. Accrued bonuses and interest of approximately $677,000 and $469,000 were included in accrued expenses at December 31, 2004 and March 31, 2004, respectively.

Pursuant to these employment agreements these individuals were entitled to bonuses aggregating approximately $143,000 for the years ended March 31, 2004. For the three and nine months ended December 31, 2004, $110,000 and $190,000, respectively, have been accrued for these individuals.

NOTE 6 - Stock Options

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

                             FRAGRANCENET.COM, INC.

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

NOTE 6 - Stock Options (continued)

The exercise price per share of options may not be less than the fair market value of the common stock on the date of grant. The term of each option will generally be fixed by the Board, except no stock option may exceed a term of ten years. At the discretion of the Board, options may be exercised by payment of the exercise price in cash, stock, outstanding awards or other property having a fair market value equal to the exercise price.

In November 2004, the Company granted stock options to purchase 500,000 shares of common stock to a director of the Company at an exercise price of $.75 per share (the fair value of the common stock on the date of grant). The options are exercisable as to one-third of the shares on the date of grant, as to an additional one-third on the first anniversary of the date of grant and as to the final one-third on the second anniversary of the date of grant. The options have a term of 10 years.


NOTE 7 - Notes Payable, Bank

In December 2004, the Company increased its credit facility agreement with Bank of America (formerly Fleet National Bank) from a $250,000 to a $1,000,000 line of credit. Advances under the line shall bear annual interest at a rate equal to Bank of America's prime rate (5.25% at December 31, 2004) plus 0.50%, as defined. The agreement requires monthly installments of interest only and principal advances are due and payable on demand. At December 31, 2004, the Company did not have any outstanding balance under the line of credit. The line of credit is collateralized by all of the Company's assets and is personally guaranteed by the Company's Chief Executive Officer and the Company's President. In addition, the Company is required to maintain certain financial and other covenants.

In October 2003, the Company entered into a term loan agreement with Bank of America consisting of a $26,000 promissory note. Proceeds from the note were used to purchase a vehicle for use in the day to day operations of the Company. The note bears interest at 5.13% per annum and is payable in 36 monthly installments of principal and interest. The promissory note is collateralized by the vehicle and is personally guaranteed by the Company's Chief Executive Officer. As of December 31, 2004, the Company owes approximately $17,100, of which approximately $8,700 is classified as a current liability with the balance is classified as a long-term liability.

NOTE 8 - Income Tax

During the period ended December 31, 2004, the Company recorded a current income tax provision of $423,009 partially offset by a benefit for deferred income taxes of $71,980.

NOTE 9 - Products and Services

The Company and its Subsidiary currently operate in one business segment and have in the three months and nine months ended December 31, 2004 and 2003 sold products to two separate types of customers, retail and wholesale customers.


                                                 Three Months Ended             Nine Months Ended
                                                     December 31,                  December 31,
                                         ------------------------------------------------------------
                                                         2004                            2004
                                         ------------------------------------------------------------

         Retail                                       $6,689,283                      $13,581,494
         Wholesale                                     2,145,462                        4,218,002
                                                      -----------                    ------------

                  Total Net Sales                     $8,834,745                      $17,799,496
                                                     ============                     ===========


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



Three Months Ended December 31                                    2004                2003
-----------------------------------------------------------------------------------------------
Net sales                                                      $8,834,745          $5,582,058

Cost of sales                                                   5,456,770           3,455,597

Gross profit                                                    3,377,975           2,126,461

Total operating expenses                                        2,782,358           1,755,747

Income from operations                                            595,617             370,714

Other expense                                                      (4,603)             (4,171)

Income taxes (tax benefit)                                        191,979              (3,350)
                                                               ----------          ----------

      Net Income                                               $  399,035          $  369,893
                                                               ==========          ==========




Nine Months Ended December 31                                    2004               2003
-----------------------------------------------------------------------------------------------
Net sales                                                     $17,799,496         $10,806,502

Cost of sales                                                  10,865,367           6,726,503

Gross profit                                                    6,934,129           4,079,999

Total Operating Expenses                                        5,927,231           3,577,505

Income from operations                                          1,006,898             502,494

Other expense                                                     (15,910)             (6,588)

Income taxes (tax benefit)                                        351,029              (3,350)
                                                             ------------         -----------

          Net Income                                          $   639,959          $  499,256
                                                             ============         ===========

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

Net Sales

Net sales for the three months ended December 31, 2004 increased to $8,834,745 or 58% compared to the same period in 2003, which was $5,582,058. Net sales for the nine months ended December 31, 2004 increased to $17,799,496 or 65% more than the comparable period in 2003, which was $10,806,502. The increase was due to more effective advertising and promotion.

Cost of Sales

Cost of sales as a percentage of sales was 62% in the three months ended December 31, 2004 and in the comparable quarter in 2003. Cost of sales as a percentage of sales was 61% for the nine months ended December 31, 2004 and 62% for the comparable period in 2003. The decrease was primarily due to better purchasing of inventory at more favorable prices.

Selling, General and Administrative Expenses

These expenses encompass the entire operation of the business from personnel required to operate the office to development and hosting of the website. The expenses increased to $2,782,358 for the three months ended December 31, 2004 compared to $1,755,747 for the three months ended December 31, 2003. These expenses increased to $5,927,231 for the nine months ended December 31, 2004 compared to $3,577,505 for the comparable period in 2003. As a percentage of sales, for the three months ended December 31, 2004 and 2003, these expenses were 31% of sales. For the nine months ended December 31, 2004 and 2003, these expenses as a percentage of sales remained at 33% for both periods.

Operating Income

The Company posted operating income of $595,617 for the three months ended December 31, 2004 compared to operating income of $370,714 for the comparable period in 2003. The Company posted operating income of $1,006,898 for the nine months ended December 31, 2004 compared to an operating income of $502,494 for the comparable period in 2003.

Income Taxes

Net operating loss carryforwards were fully utilized as of March 31, 2004, requiring a provision for income taxes of $423,009 offset by a deferred tax benefit of $235,780 at December 31, 2004. Due to the full utilization of net operating loss carryforwards, a provision for income taxes of $115,450 was provided net of a deferred tax benefit of $118,800 for the three and nine months ended December 31, 2003.

Liquidity, Capital Resources and Changes in Financial Condition

At December 31, 2004 the Company had working capital of $966,874 and cash and cash equivalents of $1,505,923 as compared to working capital of $384,292 and cash and cash equivalents of $678,251 at March 31, 2004. The Company's cash and cash equivalents were sufficient to enable it to meet its cash requirements during the period ended December 31, 2004. There was an increase in cash and cash equivalents of $827,672 during the nine months ended December 31, 2004. The increase in cash and cash equivalents was mainly due to the net income generated during the quarter.

In December 2004, the Company increased its credit facility agreement with Bank of America (formerly known as Fleet National Bank) from a $250,000 to a $1,000,000 line of credit. Advances under the line shall bear annual interest at a rate equal to Bank of America's prime rate (5.25% at December 31, 2004) plus 0.50%, as defined. The agreement requires monthly installments of interest only and principal advances are due and payable on demand. At December 31, 2004, the Company did not have any outstanding balance under the line of credit. The line of credit is collateralized by all of the Company's assets and is personally guaranteed by the Company's Chief Executive Officer and the Company's President. In addition, the Company is required to maintain certain financial and other covenants.

In October 2003, the Company entered into a term loan agreement with Bank of America consisting of a $26,000 promissory note. Proceeds from the note were used to purchase a vehicle for use in the day to day operations of the Company. The note bears interest at 5.13% per annum and is payable in 36 monthly installments of principal and interest. The promissory note is collateralized by the vehicle and is personally guaranteed by the Company's Chief Executive Officer.

Forward Looking Statements

Certain statements contained in "Management's Discussion and Analysis of Results of Operations and Financial Condition", including, without limitation, statements with respect to the future prospects and cash flow requirements of the Company, are forward looking statements. Forward-looking statements are often indicated by words such as "expect", "estimate", "anticipate" or "believe" and similar expressions. Forward-looking statements involve known and unknown risks, uncertainties and other factors, including without limitation, the need for additional financing, the impact of competition, the management of growth, compliance with applicable regulatory requirements, and the Company's ability to enter into agreements with marketing or distribution partners, which may cause actual results, performance and material achievements of the Company to be materially different from the Company's expectations. The reader should carefully consider these factors, together with the other matters referred to herein. The Company cautions the reader, however, that these factors may not be exhaustive.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. As of the end of our fiscal quarter ended December 31, 2004, an evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer has concluded that as of the end of that fiscal quarter, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the registrant's management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

(b) Changes in internal controls. During the fiscal quarter ended December 31, 2004, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

ITEM 6. EXHIBITS

See Exhibit Index

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 14, 2005

                             FRAGRANCENET.COM, INC.
                                  (Registrant)




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
