Form 10KSB/A
period 2004-03-31
FRAGRANCENET COM INC
filed 2005-06-27
CIK 826495

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                    ANNUAL REPORT UNDER SECTION 13 or 15 (d)

                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                          Commission file number
March  31, 2004                                           0-16819

                             FRAGRANCENET.COM, INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)

              Delaware                                             94-3054267
-----------------------------------------                   -----------------------
      (State of incorporation)                              (IRS Employer ID Number)

  909 Motor Parkway, Hauppauge, New York                               11788
 ----------------------------------------                            --------
 (Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:  (631) 582-5204

Securities registered pursuant to Section 12 (b) of the Exchange Act:   None

Securities registered pursuant to Section 12 (g) of the Exchange Act:

                                                   Number of Shares Outstanding
       Title of Class                                  as of March 31, 2004
----------------------------                           --------------------
Common Stock, $.01 par value                              17,468,330

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
YES    X           NO
     -----           --------

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

The number of shares outstanding of the Issuer's common stock, as of June 25, 2004:

                                17,468,330 shares

                                EXPLANATORY NOTE

         This Form 10-KSB/A amends the Form 10-KSB filed by FragranceNet.com, Inc. on June 29, 2004 to add to Item 9 thereof the disclosure required by Item 406 of Regulation S-B.

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

Code of Ethics

         The Company has not adopted a code of ethics that complies with the definition of "code of ethics" contained in Item 406 of Regulation S-B. The Company has not done so because its controlling stockholders are the majority stockholders and the only officers and directors of the Company, and the Company therefore believes that the fiduciary duties required to be met by the Company's officers and directors are sufficient to ensure that that Company operates in an ethical manner.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:  June 27, 2005

                                     FRAGRANCENET.COM, INC.


                                     By  /s/ Dennis M. Apfel
                                        ---------------------------------------
                                         Dennis M. Apfel
                                         Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on June 27, 2005


                                     By: /s/Dennis M. Apfel
                                        ---------------------------------------
                                         Dennis M. Apfel
                                         Chairman of the Board, Director,
                                         Chief Executive Officer and
                                         Chief Financial Officer
                                         (Principal Executive Officer,
                                         Principal Financial Officer,
                                         Principal Accounting Officer)

                                     By:      *
                                        ---------------------------------------
                                         Jason S. Apfel
                                         President, Chief Operating Officer
                                         and Director

                                     By:      *
                                         --------------------------------------
                                         Eric J. Apfel
                                         Vice President, Secretary and Director


*By:  /s/ Dennis M. Apfel
     -----------------------------
      Dennis M. Apfel
      Attorney-in-fact

                                  EXHIBIT INDEX

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

31.1 Rule 13a-14(a)/15d-14(a) Certification for Form 10-KSB*

31.2 Rule 13a-14(a)/15d-14(a) Certification for Amendment No. 1 to Form 10-KSB

32.1 Certification of Chief Executive Officer and Chief Financial Officer*

--------------
*    Previously filed.
+    Management Contract or Compensatory Plan